Form 10-K
period 2020-12-31
SL Investment Corp.
filed 2021-03-22
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 814-01366
SL Investment Corp.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or registration)	85-3472615 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 22, 2021, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 22, 2021 was 4,987,574.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL Investment Corp.

SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to SL Investment Corp., a Delaware corporation, together with its consolidated subsidiary, where applicable;
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its affiliates and its consolidated subsidiaries;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term "Private Credit" refers to the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC (f/k/a MS BDC Administrative Services LLC), our administrator, an indirect wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Common Stock” refers to our common stock, par value $0.001 per share;
•the term “Preferred Stock” refers to our preferred stock, par value $0.001 per share, including our Series A Preferred Stock;
•the term “Series A Preferred Stock” refers to a series of our Preferred Stock designated as the 12.0% Series A Cumulative Preferred Stock; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the period from August 24, 2020 (inception) to December 31, 2020.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives, including as a result of the Coronavirus pandemic;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

PART I
Item 1. Business
We are a newly incorporated Delaware corporation formed on August 24, 2020 structured as an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Form 10-K, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow.
We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as the London Inter-bank Offered Rate (“LIBOR”).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
The debt instruments in which we generally invest are typically not initially rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon Morgan Stanley’s longstanding and deep relationships with middle-market companies, financial sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing Morgan Stanley’s rigorous, fundamentals-driven and disciplined investment and risk management process, and (3) accessing Morgan Stanley’s extensive experience in credit and principal investing, credit analysis and structuring.
By leveraging the established origination and underwriting capabilities within the Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we will be able to offer attractive risk-adjusted returns to our investors. Despite the effects of the ongoing Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of Coronavirus. See “—Coronavirus Developments” below.
On October 9, 2020, we closed approximately $479.5 million of capital commitments to purchase shares of our Common Stock, in a private placement pursuant to subscription agreements with investors (the “Initial Closing”). Since our Initial Closing, we held an additional closing on December 28, 2020. As of December 31, 2020, total capital commitments was approximately $502.3 million.

On October 19, 2020, the Company sold 525 shares of its Series A Preferred Stock for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.
We may draw down capital commitments to make investments at any time during the Investment Period (as defined below) at the Adviser’s discretion. After the end of the Investment Period, we may draw down capital commitments to the extent necessary to: (a) pay and/or establish reserves for our actual or anticipated expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Investment Period, (b) complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment) and/or (d) for the Company to comply with applicable laws and regulations, including the 1940 Act, the Code, and if applicable, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For the avoidance of doubt, the termination of the Investment Period does not signify the commencement of the wind down of the Company or result in any obligation of the Company to return investors’ capital.
We reserve the right to conduct new or additional offerings of securities in the future.
We may pursue a “Liquidity Event,” which is defined as the sale of all or substantially all of our assets to, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any stockholder approvals and any applicable requirements of the 1940 Act. We do not intend to target a quotation or listing of its common stock on a national securities exchange, including an initial public offering.
The Company’s term will be seven years after the Initial Closing, subject to extension for an additional one-year period in the discretion of the Adviser (the “Term”). If the Company has not consummated a Liquidity Event by the end of the Term, the Board of Directors, to the extent consistent with its fiduciary duties, will use its commercially reasonable efforts to wind down or liquidate and dissolve the Company, although the Company may enter in to a Liquidity Event after the end of the Term.
The Adviser
Morgan Stanley is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions—Institutional Securities (“IS”), Wealth Management (“WM”) and Investment Management (“IM”).
As of December 31, 2020, IM had managed approximately $781 billion in assets under management (“AUM”) across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds. Included in this AUM is approximately $61 billion of AUM in IM’s strategies that primarily invest in private markets and private securities as of December 31, 2020.
Our Adviser, an indirect wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for the funds and accounts on the Private Credit platform, including Morgan Stanley Direct Lending Fund, a BDC with a similar investment strategy and investment objective to ours (“MS DLF”). The Private Credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.
Our Adviser’s investment committee servicing the Company is comprised of ten senior investment professionals of IM and is chaired by our Chief Executive Officer and President, Jeffrey S. Levin (the “Investment Committee”). The Investment Committee members have an average of 22+ years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals (the “Investment Team”) within the Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle.

The Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
Private Credit's primary areas of focus include:
•Middle-Market Lending.  Investments made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock, issued by middle-market companies, typically with annual EBITDA of $15 million to $100 million.

•Opportunistic Credit.  Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value.

•Growth Credit.  Investments for privately-held small to medium-sized companies in high-growth sectors. Investments composed primarily of relatively short-dated maturity loans and securities, including convertible notes, substantially all of which include some form of an equity return component.
The Adviser’s principal executive offices are located at 1585 Broadway, 39th Floor, New York, NY 10036.
The Administrator
MS Private Credit Administrative Services LLC (f/k/a MS BDC Administrative Services LLC), our Administrator and an indirect wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate.
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under an administration agreement, dated September 24, 2020 and subsequently amended on February 1, 2021, between us and the Administrator (the “Administration Agreement”). Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business—Administration Agreement” below for a discussion of the expenses (subject to the review and approval of our independent directors) that we expect to reimburse to the Administrator.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the vaccine rollout, the length of economic recovery, policies of the new presidential administration and tension with China are some of factors that have created stress on the market and could affect our portfolio companies. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed entirely “post-COVID-19” market dislocation and we have a considerable amount of available capital that can be prudently invested in the current credit environment.
Capital preservation and principal protection are among the key tenets of what we seek to achieve with our investment strategy. We will deploy capital as we find what we believe are compelling investment opportunities, and we intend to invest our capital at any time during our Initial Closing through the third anniversary of the Initial Closing, subject to extension for up to an additional one-year period at the discretion of our Adviser (the “Investment Period”), providing our investors with vintage year diversification.
We cannot predict the full impact of the Coronavirus pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact, including with respect to the travel restrictions, business closures and other quarantine measures that may be imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and its impact on the vaccine rollout and the length of economic recovery. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We are also subject to financial risks, including changes in market interest rates, including as a result of the Coronavirus pandemic. As of December 31, 2020, all of our first lien debt investments at fair value were at floating rates, representing approximately 99.5% of our debt portfolio, based on LIBOR, and many of which are subject to certain floors. In addition, the JPM Funding Facility (as defined below) has floating rate interest provisions. In connection with the Coronavirus pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our expected gross investment income and could result in a decrease in our expected net investment income if decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of any floating interest rate liabilities we may have that are tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
We will continue to monitor the rapidly evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high start-up costs or other obstacles that prevent new competitors from easily entering the portfolio company's industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We seek to invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by a board of directors, coupled with industry and/or operating expertise;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We intend to create and maintain a well-diversified, defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We intend to primarily focus on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors (typically avoiding sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography) with proven management teams.

Investment Criteria
In order to achieve our investment objectives, we expect our investment portfolio to consist primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments of U.S. middle-market companies, and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. We intend to create a well-diversified portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment:
•EBITDA of $15 - $100 million;
•Defensible, leading market positions;
•Niche strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of cyclical industry sectors;
•Predominantly North American base of operations;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.
Once we are fully invested, our investments in a portfolio company are expected to generally comply with the following limits, measured as a percentage of the sum of our aggregate equity commitments and our use of leverage (expected to be 1.0x – 1.5x as measured by debt-to-equity, subject to a cap of 2.0x), in each case, at the time the relevant investment is made:
•Typical investment to represent between 1% and 4%;
•No industry to represent more than 20%; and
•Non-U.S. portfolio companies not to exceed 10%.
Key themes of our investment strategy include:
•Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•Performing thorough fundamental business and industry due diligence;
•Conducting in-depth due diligence on management teams and sponsors to ensure we are investing in businesses led by experienced professionals;
•Structuring investments focused on providing us with security, covenant protection and current income while ensuring our borrowers have adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

Competitive Advantages
We believe we will be able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. Currently, we believe that the Company and MS DLF are the only BDCs that, together, serve as the primary middle-market loan investment vehicle(1) within a global investment banking firm, which we believe represents a significant differentiating advantage for us. The Firm has deep relationships with many middle-market private equity firms and middle-market companies that provide significant investment opportunity. We, together with MS DLF, are currently intended to be the primary direct investment pool of capital(1) across the Firm for senior secured middle-market loans. We intend to capitalize on the significant number of lending opportunities with middle-market companies that the Firm has longstanding relationships with. We believe the large volume of untapped potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform will allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
We believe that we will be well positioned to manage the current economic environment. We believe that the current market environment offers opportunities to seek compelling risk-adjusted returns. In addition, we believe that capital to be raised can be prudently invested to take advantage of the favorable conditions and we expect will provide better risk adjusted returns than before the market dislocation caused by Coronavirus.
Ability to Leverage Morgan Stanley's Relationships and Network(2)
Morgan Stanley has invested heavily in its people and in its infrastructure in order to develop a substantial network of close business relationships with thousands of individuals, companies, institutions and governments in the United States and around the world. We believe that the Firm's market presence and network of relationships will be an important source of investment opportunities for us and constitutes a distinct and sustainable competitive advantage relative to other BDCs. Additionally, we believe that we will be able to potentially assist our portfolio companies through our introductions and referrals to the investment banking and capital markets services of the Firm.
We utilize Morgan Stanley’s global resources throughout the life cycle of each investment. The investment professionals of the Adviser consult with teams across IM, IS (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, subject in all cases to applicable regulations, information barriers, confidentiality provisions and policies and procedures, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser seeks to leverage Morgan Stanley’s capabilities to effectively monitor each portfolio company investment. We believe the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley provide a strong platform for successful private credit investing, including significant due diligence advantages.
In addition, our Adviser formed an advisory council (“Advisory Council”) to facilitate optimal coordination with the various business units of the Firm so as to seek to ensure all relevant resources are fully utilized in executing our investment strategy. Subject in all cases to applicable regulations, information barriers, confidentiality provisions and policies and procedures, the Advisory Council is intended to provide us with insight into current market trends, relative valuation of different market segments, capital supply/demand dynamics, recent publicly available transactions, competitive landscape, macro-economic factors and outlook, political environment, credit markets developments, public equity market activity, and perspective of institutional investors. The Advisory Council includes senior professionals representing the three divisions across the Morgan Stanley organization. We believe the Advisory Council should provide us with invaluable insights beneficial to our investment origination, due diligence and monitoring processes and provide us with what we believe to be a competitive advantage.
(1) Inclusive of the Affiliated Investment Accounts (as defined below) on the Private Credit platform together with MS DLF and one or more future Morgan Stanley sponsored direct lending BDCs or funds or accounts with whom we co-invest in accordance with the conditions to the exemptive relief described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.
(2) Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third party confidentiality obligations and information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Investments may or may not be made for a variety of reasons, including, without limitation, application of Private Credit’s investment opportunity screening, investment committee approval, acquisition terms, diversification, portfolio construction considerations, timing, size, availability of financing, and nature of business plan.

Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s investment professionals maintain with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a distinct and sustainable competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. In addition to leveraging the Morgan Stanley resources described above, our Adviser employs a highly rigorous, fundamentals driven and disciplined investment process which has been developed at Morgan Stanley over its decades of investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong financial sponsor ownership. We believe that our Adviser's investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Adviser's Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 19 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and has served as the Chief Executive Officer and President and a member of the Board of Directors of MS DLF, a BDC advised by our Adviser, since October 2019. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the Morgan Stanley Private Credit platform. In addition, the investment professionals of the Private Credit platform have strong financial sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
The Adviser’s Investment Committee members servicing the Company have an average of 22+ years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.

Market Opportunity
Despite the ongoing effects of the Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We believe that volatility and uncertainty remains as a result of the Coronavirus pandemic, including uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, and its impact on the vaccine rollout, the length of economic recovery, as well as uncertainty related to policies of the new presidential administration and tension with China. We believe that these factors have created stress on many middle-market lending sources, and we believe that the private credit market will be more favorable for lenders than before the market dislocation, which could be reflected by lower leverage multiples, higher yields and stronger loan documentation and covenants.
We are well capitalized as of December 31, 2020, with approximately $617.8 million of available capital (approximately $425.3 million of available uncalled equity, approximately $192.5 million of available committed capacity under our revolving credit agreement, as amended (the “JPM Funding Facility”), with JP Morgan Chase Bank NA, as administrative agent and arranger, entered into on December 3, 2020). As of December 31, 2020, we have called $77.0 million of the total committed equity capital of $502.3 million. We believe our strong capital base positions us well to invest over the near term and throughout the Investment Period when we identify opportunities that we believe offer compelling value. Conducting detailed due diligence is central to our investment strategy and we will continue to seek to build a highly diversified portfolio of predominantly first lien senior secured term loans, avoid the more cyclical industry sectors, and fully leverage the vast origination and due diligence resources of Morgan Stanley.
We believe the middle-market direct lending market environment continues to provide attractive risk adjusted returns due to several historical factors.

Advantageous Market Landscape
We believe that the middle-market senior secured loan asset class remains a highly attractive investment area due to its significant size, historically strong risk adjusted returns relative to liquid credit asset classes such as broadly syndicated loans and high yield bonds, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
We believe that focusing on lending to private equity owned middle-market businesses provides for an attractive risk adjusted return, with demonstrated stability of leverage multiples and attractive loan to value ratios due to significant equity contributions from the private equity owners.
Large and Growing U.S. Middle-Market with Favorable Market Trends
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require significant capital if these companies continue their growth. Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are over $553 billion of middle-market loans with maturities between 2021 and 2027 that will likely require a refinancing event. In addition, data from Preqin, Ltd., a provider of financial data and information on the alternative assets market, shows that as of the fourth quarter of 2020, there was over $525 billion of raised, but not yet invested, capital by U.S. private equity firms. We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Risk Adjusted Returns
Middle-market companies, we believe, typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle-market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans.
Furthermore, we believe middle-market loans typically maintain shorter maturities, and often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans. Additionally, we believe the floating-rate nature of senior secured middle-market loans provides a natural hedge against inflation and mitigates interest rate risk while providing for increased returns in a rising interest rate environment.
Benefits of Middle-Market Focus
Middle-market companies, with EBITDA between $15 million and $100 million, are generally less levered than companies with EBITDA in excess of $100 million. We believe middle-market loans generally tend to be illiquid in exchange for many other benefits, including more attractive economics in the form of upfront fees, spreads, and prepayment penalties.
Senior secured middle-market loans typically have strong defensive characteristics. These loans have priority in payment among a portfolio company's security holders and they carry the least risk among investments in the capital structure. Senior secured middle-market loans that are secured by the portfolio company's assets typically contain carefully structured covenant packages that allow lenders to take early action in situations where obligors underperform. These characteristics can provide protection against credit deterioration. Middle-market lenders are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated loan asset class.
Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management; and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The origination platform includes opportunities sourced by the existing Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that provide significant investment opportunities. We, together with MS DLF, are currently intended to be the primary direct investment pool of capital(1) across the Firm for senior secured middle-market loans. We seek to capitalize on a significant number of lending opportunities with middle-market companies that the Firm has longstanding relationships with.
We believe the large volume of untapped potential lending opportunities already sourced by the Firm and the scale of the Morgan Stanley origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
(1) Inclusive of the Affiliated Investment Accounts (as defined below) on the Private Credit platform together with MS DLF and one or more future Morgan Stanley sponsored direct lending BDCs with whom we co-invest in accordance with the conditions to the exemptive relief described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.
Preliminary Screen
An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the attractiveness of the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and IS (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.
If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team creates a screening memo which is discussed with the Investment Committee and includes an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. At the meeting, the Investment Team presents the credit risks and relative attractiveness of the investment opportunity. Feedback from the Investment Committee is processed and disseminated in an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps. Opportunities that are approved by the screening team assigned to such opportunity, which screening team consists of a sub-set of the Investment Committee, advance to the Due Diligence & Structuring phase.
Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the financial sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
Additionally, the Investment Team conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;

•Management background checks;
•Technology review (if applicable);
•Environmental, social and governance review; and
•Negotiation of legal documentation.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their average 22+ years of relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Jeffrey S. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, financial sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm's global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser also compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case by case basis, based on Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser's Internal Risk Rating system.

Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Please see below for a description of the four categories of the Adviser's Internal Risk Rating system:

Category 1	In the opinion of our Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2	In the opinion of our Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3	In the opinion of our Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4	In the opinion of our Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan's risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2020.
Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from fall in energy prices, volatility in foreign currency exchange rates, market impacts of responses to the COVID-19 pandemic, global recession and interest rate sensitivity.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of the investors in the Company. Morgan Stanley has advised and may advise clients with a wide variety of investment objectives that in some instances may overlap or conflict with the investment objectives of the Company and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of both Morgan Stanley and other entities, including those with investment objectives that overlap with those of the Company. For instance, the Adviser sponsors MS DLF whose investment objectives overlap with those of the Company.
These activities create potential conflicts in allocating investment opportunities among the Company and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit the Company's ability to make investments or enter into other transactions alongside the Adviser and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect the Company's ability to capitalize on attractive investment opportunities.

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and exemptive relief orders. The SEC has granted our Adviser exemptive relief that, allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined below), which are managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions specified thereunder (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Investments
We commenced our investment operations in October, 2020. As of December 31, 2020, the fair value of our investments was approximately $108.2 million in 17 portfolio companies. Through December 31, 2020, we made new investment commitments (prior to any sale/repayments) of approximately $152.7 million and new investment fundings of approximately $109.1 million. New investment commitments were comprised of 99.5% in first lien debt and 0.5% in other securities.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$107,564	$107,669	99.5%
Other Securities	553	553	0.5%
Total	$108,117	$108,222	100.0%
The industry composition of our investments at fair value is as follows:

December 31, 2020
Aerospace and Defense	11.1%
Auto Components	1.6
Commercial Services & Supplies	13.2
Containers & Packaging	3.9
Food Products	3.9
Health Care Providers & Services	7.4
Health Care Technology	2.7
Insurance	20.7
Interactive Media & Services	7.1
Leisure Products	7.4
Multi-Utilities	7.7
Software	13.3
Total	100.0%
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$108,117	$108,222	100.0%
Total	$108,117	$108,222	100.0%

See the Consolidated Schedule of Investments as of December 31, 2020 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2020, our asset coverage ratio was 233.4%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our stockholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.
Our contractual obligations consisted of the following as of December 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$57,500	$—	$—	$57,500	$—
Total Contractual Obligations	$57,500	$—	$—	$57,500	$—
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Investment Advisory Agreement
We have entered into an investment advisory agreement, dated September 24, 2020 (the “Investment Advisory Agreement”), and subsequently amended on February 1, 2021, with our Adviser. Pursuant to the Investment Advisory Agreement with our Adviser, we will pay our Adviser a base management fee for investment advisory and management services. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf.
On February 1, 2021, we entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with our Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by us of offering and organizational expenses the Adviser incurs on the Company’s behalf in excess of the greater of (i) one million dollars ($1,000,000), and (ii) one-tenth of one percent (0.10%) of the aggregate capital commitments raised in the initial and subsequent closings of our initial private offering during the three-year period commencing on the date of the Initial Closing.
Base Management Fee
The base management fee is calculated at an annual rate of 0.25% of our average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, Capital Under Management as of such quarter-end). Capital Under Management does not include capital acquired through the use of leverage. Our Adviser will not receive any fees on unused capital commitments. The management fee for any partial quarter will be appropriately prorated.
“Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and returned capital does not include distributions of our investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the Company’s common stockholders.
Administration Agreement
Under the Administration Agreement, and subsequently, the Restated Administration Agreement (as defined below), our Administrator provides us with office space, office services and equipment. Our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our independent directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or managed by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator's services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act and, if applicable, ERISA.
In addition, our Administrator has, pursuant to a sub-administration agreement, engaged State Street Bank and Trust Company (“State Street”), to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian, transfer agent, distribution paying agent and registrar.

Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this report and other reports and documents we file with the SEC.
Risks Relating to Our Business and Structure
•We have a limited operating history.
•Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•Changes in LIBOR, or its discontinuation, may adversely affect our business and results of operations.
•We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors.
•We are dependent on the Adviser's key personnel in seeking to achieve our investment objectives.
•We may not replicate the historical results achieved by other entities managed or sponsored by members of the Adviser’s Investment Committee, or by the Adviser or its affiliates.
•Our financial condition and results of operation depend on our ability to manage future growth effectively.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•There are significant potential conflicts of interest that could affect our investment returns.
•Our ability to enter into transactions with our affiliates is restricted.
•Shares of our Common Stock are illiquid investments for which there is not a secondary market.
•We operate in a highly competitive market for investment opportunities.
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•We are subject to risks associated with the JPM Funding Facility and any other Credit Facility.
•Investors in shares of our Common Stock may fail to fund their capital commitments when due.

•Failure to qualify as a BDC would decrease our operating flexibility.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
•Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company (“BHC”).
•New or modified laws or regulations governing our operations may adversely affect our business.
•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.
•The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
•Uncertainties resulting from the United Kingdom’s decision to leave the European Union could adversely affect our business.
•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
•The liability of each of the Adviser and the Administrator is limited.
•Risks relating to compliance with the AIFMD.
Risks Relating to Our Investments
•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Our investments, including our investments in private and middle-market portfolio companies may be risky as we may invest in distressed or highly leveraged companies and hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings and we could lose all or part of our investments.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•We may not realize gains from our equity investments.
Risks Relating to Our Common Stock and Preferred Stock
•There is no public market for shares of our Common Stock or shares of our Series A Preferred Stock.
•There are restrictions on holders of our Common Stock and Preferred Stock to transfer shares.
•There is a risk that you may not receive distributions.
•Investing in our Common Stock may involve an above average degree of risk.
•Our Preferred Stock could adversely affect the value of shares of Common Stock.
•Preferred Stock with a fixed interest rate, such as the Series A Preferred Stock, bears interest rate risk.
•Our Series A Preferred Stock is subject to a risk of early redemption.
•Our Preferred Stock is subordinate to the rights of holders of senior indebtedness.
•If we fail to pay dividends on our Series A Preferred Stock for two years, the holders of our Series A Preferred Stock will be entitled to elect a majority of our directors.
General Risk Factors
•We are operating in a period of capital markets disruption and economic uncertainty.
Regulation as a Business Development Company
General
On October 6, 2020, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (shares of our Common Stock are not currently traded and we do not intend to target a quotation or listing of our Common Stock on a national security exchange to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated, and intend to qualify annually, as a RIC, for our taxable year commencing on the initial Drawdown Date. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies either of the following:
(i)does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
(ii)is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We intend to primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. The Investment Advisory Agreement excludes the amount of these transactions or such cash drawn for this purpose from total assets for purposes of computing the base management fee.

Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On September 24, 2020, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of September 25, 2020. In connection with such approval and as required by applicable law for unlisted BDCs, we offered to repurchase the shares of our sole stockholder as of the date of such approval, which offer the sole stockholder declined. As a result of the stockholder approval, effective September 25, 2020, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. Under the 1940 Act, any preferred stock we issue, including the Series A Preferred Stock (as defined below), will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics' requirements. The codes of ethics for each of the Adviser and the Company are available on the SEC's website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures will be reviewed periodically by our Adviser and, subsequent to our election to be regulated as a BDC, our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us" refers to our Adviser”.
An investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”) has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote the Company securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

We will vote proxies relating to our portfolio securities in what we believe to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of our policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: SL Investment Corp. c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in the Company, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor's investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor's nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser's agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office or by reason of a breach of fiduciary duties under ERISA, if applicable.
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering, occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.
Bank Holding Company Act
As a BHC that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Since the Adviser is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley and controlled by Morgan Stanley. As a result, the Adviser is subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations. These regulations are subject to change, including with respect to possible limitations on the Adviser’s day-to-day control over the activities of portfolio companies. Such limitations may affect the Adviser's decision to make investments and manage our investments. In addition, there may be limitations on the ability of the Adviser and companies in which the Adviser invests to engage in borrowing and other credit and similar transactions with depository institution affiliates of Morgan Stanley. We believe these limitations will not materially adversely affect the investment program or operations of the Adviser.
The BHCA generally prohibits BHCs, such as Morgan Stanley, and its subsidiaries from acquiring more than de minimis equity interests in non-financial companies unless certain exemptions apply. Further, under the BHCA, eligible FHCs and their subsidiaries have authority to engage in a broader range of investments and activities than BHCs that are not FHCs.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.
Each investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule (as defined herein), Dodd-Frank and the BHCA may impact the investor.
Dodd-Frank and Volcker Rule Disclosure
Section 619 of Dodd-Frank, commonly known as the “Volcker Rule,” and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013 ("Implementing Regulations"), prohibit “banking entities” from sponsoring and investing in “covered funds”, except as permitted pursuant to certain available exemptions. Morgan Stanley and its affiliates, including the Adviser, are banking entities for purposes of the Volcker Rule and the Implementing Regulations. The term covered fund includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as “investment companies” under the 1940 Act.
The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its affiliates’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would during that time be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes for so long as entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. However, for a limited seeding period following the Initial Closing, which may be three years or more, we will not be deemed to be a “banking entity” solely because of the ownership of our voting securities by Morgan Stanley and its affiliates. We can offer no assurances that, at the conclusion of this seeding period, Morgan Stanley and its affiliates will not be deemed to control us for purposes of the Volcker Rule. To the extent that we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we intend to make, we do not anticipate that these restrictions, if they were to apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in a future in a manner that would limit our operations and investments.
Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Implementing Regulations and other aspects of Dodd-Frank.
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this report, has affirmed the Exclusion through the fiscal year ending December 31, 2021.
Reporting Obligations and Available Information
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
The SEC also maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.

Anti-Money Laundering, U.S. Department of the Treasury’s Office of Foreign Assets Control, and Foreign Corrupt Practices Act Requirements.
The Adviser and the Company comply with policies and procedures consistent with the requirements of Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (including the implementing regulations thereunder, the “USA PATRIOT Act”), and may become subject to the requirements of the USA PATRIOT Act. Accordingly, to allow the Adviser and the Company to comply with such policies and procedures and any applicable U.S. and other anti-money laundering laws and regulations (including rules of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury), the Adviser and the Company may require investors to provide information regarding their identity, the identity of any of their beneficial owners, the sources of funds used to subscribe for shares in the Company and other information.
The Company may decline to accept a subscription if this information is not provided or on the basis of such information that is provided. The Adviser and the Company also reserve the right to refuse to make any dividend or other payment to a stockholder if they suspect or are advised that payment of such proceeds may be non-compliant with applicable laws or regulations, or if such refusal is considered necessary or appropriate to ensure the compliance by the Adviser and/or the Company with any applicable laws or regulations.
The Adviser and the Company may request such additional information from prospective investors as the Adviser and the Company deem necessary in order to comply with Morgan Stanley policies and procedures, the USA PATRIOT Act, or other relevant U.S. or other anti-money laundering legislation or regulations, and may provide such information to a government regulatory authority if the Adviser deems it necessary in order to comply with Morgan Stanley policies and procedures, the USA PATRIOT Act or other relevant U.S. or other anti-money laundering legislation or regulations administered or enforced by such government regulatory authority.
Requests for documentation and additional information may be made at any time during which a stockholder holds shares in the Company.
Economic sanction laws in the United States and other jurisdictions may prohibit Morgan Stanley, the Adviser, their affiliates and the Company from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions.
Morgan Stanley, the Adviser, their affiliates, and the Company are subject to various anti-corruption and anti-boycott laws, rules and regulations, such as the U.S. Foreign Corrupt Practices Act, in the jurisdictions in which they operate. Violations of these laws, rules and regulations may result in significant legal, regulatory, and monetary penalties, as well as reputational harm. Authorities including the U.S. Department of Justice and the SEC enforce the anti-corruption and anti-boycott laws, and there is risk that Morgan Stanley, the Adviser, their affiliates, or the Company could become the subject of such actual or threatened enforcement, as well as other claims or proceedings.
ERISA
As discussed in greater detail below, the Company does not intend to limit the sale and transfer of shares of our Common Stock to benefit plan investors, and therefore the underlying assets of the Company may from time to time be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. In any such case, ERISA may impose certain limitations on the operation of the Company and the Adviser may be a fiduciary with regard to investors subject to ERISA. These limitations under ERISA and Section 4975 of the Code could restrict the ability of the Company to make otherwise desirable investments. We require certain representations or assurances from investors subject to ERISA or Section 4975 of the Code to determine compliance with ERISA.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our Common Stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our

Common Stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. stockholder” is a beneficial owner of shares of our Common Stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.
A “non-U.S. stockholder” is a beneficial owner of shares of our Common Stock that is not a U.S. stockholder.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of Common Stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of Common Stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of Common Stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in shares of our Common Stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our investment company taxable income (“ICTI”), as defined by the code, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
Taxation as a RIC
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year (the “Excise Tax Avoidance Requirement”). If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.
Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our ICTI for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends-received deduction as ineligible for such treatment,

(3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.
There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.
Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an "excess distribution" received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to stockholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC's shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to stockholders, and which will be taxed to stockholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder's basis in Shares.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, all our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our dividend distributions to stockholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends-received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

Item 1A. Risk Factors
Investing in shares of our Common Stock involves a number of significant risks. Before you invest in shares of our Common Stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Risks Relating to Our Business and Structure
We have a limited operating history.
We were formed on August 24, 2020 and commenced investment operations in October 2020. We are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objective, that we will not maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt Investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a base management fee to our Adviser throughout this interim period irrespective of our performance. If the base management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints and our Adviser's limited operating history under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or additional series of preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
Changes in LIBOR, or its discontinuation, may adversely affect our business and results of operations.
Many financial instruments use or may use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. Among other things, there is concern with the integrity of LIBOR due in part to the limited number of transactions in the interbank lending market underlying LIBOR. As a result, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR and replacements or reforms of other interest rate benchmarks. Other interbank offered rates, as well as select other interest rate benchmarks besides LIBOR (such as EURIBOR and EONIA in Europe), are also being evaluated in their respective jurisdictions for potential reform. It is expected that a transition away from the widespread use of LIBOR and such other reference rates to alternative rates based on observable market transactions and other potential interest rate benchmark reforms will occur over the course of the next few years. For example, on July 27, 2017, the head of the United Kingdom's Financial Conduct Authority (“FCA”) announced a desire to phase out the use of LIBOR by the end of 2021; in fact, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, announced that it will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. Following consultations in December 2020 and January 2021, the IBA announced that (i) it intends to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR. To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;
•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments and hedging transactions;

•Result in a population of products with documentation that governs or references LIBOR or LIBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties or product owners;
•Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, among other requirements, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.
Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Adviser's Investment Committee or of other senior investment professionals of the Adviser and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on the diligence, skill and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third-party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available to the Administrator throughout the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser’s and its affiliates relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent on the Adviser's key personnel in seeking to achieve our investment objectives.
We do not have any internal management capacity or employees. Through staffing agreements, the Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals' diligence, skill and network of business contacts. In particular, we depend on the continued services of certain senior management personnel of the Adviser. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
We may not replicate the historical results achieved by other entities managed or sponsored by members of the Adviser’s Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of the Adviser's Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of the Adviser's Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the co-investment exemptive order applicable to us, we may consider co-investing in portfolio investments with Affiliated Investment Accounts (as defined below) or other accounts sponsored or managed by members of the Adviser's Investment Committee, the Adviser or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not "interested persons," as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser's ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of the Adviser has substantial responsibilities under our Investment Advisory Agreement. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including other BDCs, such as MS DLF, which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by the Company.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, we can offer no assurance that the Adviser will have knowledge of all circumstances that may adversely affect a portfolio investment, and the Adviser may make portfolio investments which it would not have made if more extensive due diligence had been undertaken. In addition, the Adviser may rely upon independent consultants and advisors in connection with its evaluation of proposed investments, and we can offer no assurance as to the accuracy or completeness of the information provided by such independent consultants and advisors or to the Adviser’s right of recourse against them in the event errors or omissions do occur.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with the Adviser and its affiliates and the Adviser’s Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Conflicts related to obligations the Adviser’s Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised clients and has sponsored, managed or advised other alternative investment funds, regulated funds and investment programs, accounts and businesses (collectively, together with any new or successor funds, program, accounts or business, the “Affiliated Investment Accounts”) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to MS DLF, a BDC which is pursuing an investment objective and investment strategy similar to ours. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts, including MS DLF, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to extent consistent with applicable law and/or the exemptive relief applicable to us and the Adviser's allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of the exemptive relief applicable to us, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts. Morgan Stanley will allocate opportunities among one or more of the Company, itself and such Affiliated Investment Accounts in accordance with the terms of its allocation policies and procedures. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of a portfolio company of the Company. Such investment could create a conflict between the Company, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us.
To the extent permitted by law, it should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley's investment in us may not be a determining factor in the outcome of any of the foregoing conflicts.
In the course of our investing activities, we pay management fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in shares of our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our common stockholders, giving rise to a conflict.

The Adviser’s investment professionals are engaged in other investment activity on behalf of other clients.
Certain investment professionals who are involved in our activities remain responsible for the investment activities of other Affiliated Investment Accounts managed by the Adviser and its affiliates, and they will devote time to the management of such investments and other newly created Affiliated Investment Accounts (whether in the form of funds, separate accounts or other vehicles), as well as their own investments. For example, our directors and officers also serve as directors and officers of MS DLF, a BDC that is advised by the Adviser and is pursuing an investment objective and investment strategy similar to ours. In addition, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Moreover, these Affiliated Investment Accounts managed by Morgan Stanley and its affiliates may pursue investment opportunities that may also be suitable for us.
The Adviser’s Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of the Adviser and its affiliates and members of the Adviser’s Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
Conflicts related to other arrangements with the Adviser or its affiliates.
We pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. These arrangements create conflicts of interest that our Board of Directors must monitor.
The assets of the Company could be considered to be “plan assets” for purposes of ERISA.
We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. Consequently, prior to any Liquidity Event that is sufficient to cause the Shares to be considered a “publicly offered security” for purposes of ERISA, the Company may be deemed to hold “plan assets” that are subject to ERISA and Section 4975 of the Code. If any portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA, the Company may be restricted from making certain otherwise desirable investments. In particular, because of the broad, global nature of Morgan Stanley's business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA. Following the completion of an initial public offering, listing or registration that is sufficient to cause the Shares to qualify as a “publicly-offered security” under ERISA, the Company’s assets would not be considered to be plan assets.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted our Adviser exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In situations when co-investment with affiliates' other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients' investment objectives may be similar to ours.
Shares of our Common Stock are illiquid investments for which there is not a secondary market.
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating a Liquidity Event in the future. We define a “Liquidity Event” as any of the sale of all or substantially all of our assets to, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any stockholder approvals and any applicable requirements of the 1940 Act. We do not intend to target a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering. Even if we were to complete an initial public offering or listing on a national securities exchange to establish a secondary market for shares of our Common Stock or otherwise complete a Liquidity Event, you may not receive a return of all of your invested capital.
As shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per Share may decline. We cannot predict whether shares of our Common Stock, if listed on a national securities exchange, would trade at, above or below net asset value.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, including MS DLF, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size).
In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds and other products that are expected to compete with us for investments. Other investors may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages over us. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for us. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. We can offer no assurance that we will be successful in obtaining suitable investments, or that if we make such investments, our objectives will be achieved.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute each taxable year an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or ICTI, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser's allocation policies and procedures.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our stockholders dividends for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for dividends paid, to our stockholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
While we expect to be treated as a “publicly offered regulated investment company,” if we are not so treated as a result of either (1) shares of our Common Stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of our Common Stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of our Common Stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder's miscellaneous itemized deductions exceeds 2% of such U.S. stockholder's adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation of U.S. Stockholders.”
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or additional series of preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of shares of our Common Stock. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. Shares of our preferred stock, including the Series A Preferred Stock, are another form of leverage and rank “senior” to Common Stock in our capital structure. Preferred stockholders have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Stock or otherwise be in the best interest of our common stockholders. Holders of our Common Stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our Common Stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of Common Stock. We do not anticipate issuing additional preferred stock in the next 12 months.
We are not generally able to issue and sell our Common Stock at a price below net asset value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current net asset value per share of our Common Stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our Common Stock might experience dilution.
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets and may pledge the right to make capital calls of stockholders under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2020, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020 (1)	-19.8%	-11.0%	-2.1%	6.8%	15.7%
(1) Assumes $137.6 million in total assets, $57.5 million in debt outstanding and $77.4 million in net assets as of December 31, 2020, and an average cost of funds of 2.78%, which is our weighted average interest rate as of December 31, 2020, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $57.5 million as of December 31, 2020 and the effective annual interest rate of 2.78% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.16% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the JPM Funding Facility and any other Credit Facility.
SLIC Financing SPV, LLC, our wholly owned subsidiary and a Delaware limited liability company (“SLIC SPV”), entered into the JPM Funding Facility on December 3, 2020 with JP Morgan Chase Bank, NA as administrative agent and arranger (the “JPM Funding Facility”). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior secured revolving credit facilities (each, a “Credit Facility”). As a result of the JPM Funding Facility and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the JPM Funding Facility or any other Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
There can be no assurance that we would be able to renew, extend or replace the JPM Funding Facility or any other Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace such Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace the JPM Funding Facility or any other Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, the JPM Funding Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the JPM Funding Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into the JPM Funding Facility and as a result, we are subject to certain risks. The JPM Funding Facility is secured by collaterals that include the unfunded commitments of certain investors of the Company and certain assets held by SLIC

SPV. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our continued compliance with the covenants contained in the JPM Funding Facility depends on many factors, some of which are beyond our control. We can offer no assurances that we will continue to comply with these covenants. In the event of a default under the JPM Funding Facility documents, JP Morgan Chase Bank, NA, in its capacity as administrative agent under the JPM Funding Facility documents, would have the right to call the capital commitments of our investors collateralizing the JPM Funding Facility documents in order to repay amounts outstanding under the JPM Funding Facility, which would reduce the amount of capital commitments available to us for investment purposes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We would consolidate the financial statements of any such subsidiary in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that the Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the Credit Facility. Consequently, to the extent that the value of such subsidiary's portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
We expect that a Credit Facility would place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
Investors in shares of our Common Stock may fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private offering of shares of our Common Stock upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of Common Stock are fully funded. We may not call an investor's entire capital commitment prior to the end of our Investment Period.
Although the Adviser will seek to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in shares of our Common Stock, late payments of drawdown purchases and other factors.
In addition, we can offer no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value will decline, and, in some cases, we may be worse off than if we had not used such agreements.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation—Qualifying Assets.”
In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to qualify as a BDC would decrease our operating flexibility.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of an independent service provider to review the valuation of these securities. At least once on a rolling twelve-month basis, the valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm. The types of factors that our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors' determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
Our activities may be limited as a result of potentially being deemed to be controlled by a BHC.
As a BHC that has elected FHC status under the BHCA, Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Federal Reserve. Since the Adviser is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley. As a result, the Adviser will be subject to the BHCA and the Federal Reserve's implementing regulations and interpretations, which are subject to change.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to the Banks. These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.
New or modified laws or regulations governing our operations may adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, Dodd-Frank impacts many aspects of the financial services industry and BHCs such as Morgan Stanley, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. Any statements from the U.S. President or members of Congress regarding amendments, expansion or repeal of Dodd-Frank, among other federal laws, may create regulatory uncertainty in the near term.
While the impact of this legislation on us and our portfolio companies may not be known for some time, Dodd-Frank, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If we or the Adviser were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective December 24, 2016. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Act”) was enacted into law, which leaves the architecture and core features of Dodd-Frank intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank are a substantial increase in the $50 billion asset threshold for automatic regulation of BHCs as “systemically important financial institutions” an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
In July 2019, U.S. federal regulatory agencies adopted amendments to the Volcker Rule regulations to implement the Reform Act. In addition, in 2019 such U.S. federal regulatory agencies adopted targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020, U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s current restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles. The ultimate consequences of the Reform Act and such regulatory developments remain uncertain, and it remains unclear whether any other legislative or regulatory proposals will be enacted or adopted.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Outside of normal market circumstances or as the Adviser may otherwise determine is appropriate, we are permitted to invest more than 10% of our gross assets in investments other than first lien senior secured term loans, such as second lien and mezzanine loans, which are generally considered to be riskier assets and on which we are more likely to suffer losses of principal and/or interest. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our Common Stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Provisions of the Delaware General Corporation Law, as amended (the “DGCL”), and of our Certificate of Incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
The DGCL contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation (as amended, including the certificate of designation for the Series A Preferred Stock, the “Certificate of Incorporation”) and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board of Directors has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not "interested persons." If our Board of Directors later repeals such resolution exempting business combinations, or if our Board of Directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Certificate of Incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our Certificate of Incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our Certificate of Incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our Certificate of Incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the net asset value of shares of our Common Stock.
The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•the last day of the fiscal year ending after the fifth anniversary of any quotation or listing of our Common Stock on a national securities exchange, including an initial public offering;

•the year in which our total annual gross revenues first exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider shares of our Common Stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of shares of our Common Stock.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an "emerging growth company." Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.
We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Notwithstanding the foregoing, as further described in Item 9A. Control and Procedures, Management conducted an evaluation of the effectiveness of the company's internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Common Stock and our ability to pay distributions.
The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information. Although we, the Adviser and the Administrator have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. The increased use of mobile and cloud technologies can heighten these and other operational risks.
We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We, the Adviser and the Administrator have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.
In addition, the systems and technology resources used by us, our Adviser, our Administrator and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and Coronavirus.
The ongoing spread of the Coronavirus has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which the Company invests and the value of the Company’s investments therein, the operations of the Adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Morgan Stanley personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.  Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives.  Similar consequences could arise with respect to other comparable infectious diseases. As the potential impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies' operating results, or the duration of any potential business or supply-chain disruption, is uncertain. While the Adviser believes that we will be able to pursue our investment strategy during this pandemic, there is an increased risk that our investment objectives may not be achieved. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Coronavirus and the actions taken by authorities and other entities to contain the Coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. Further, if a future pandemic occurs (including a recurrence of the Coronavirus) during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all.
In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Uncertainties resulting from the United Kingdom’s decision to leave the European Union could adversely affect our business.
It is difficult to predict the future of the U.K.’s relationship with the E.U., the uncertainty of which may increase the volatility in the global financial markets in the short- and medium-term and may negatively disrupt regional and global financial markets. Additionally, depending on the outcome, such uncertainty may adversely affect the manner in which Morgan Stanley operate certain of its businesses in Europe. On January 31, 2020, the U.K. withdrew from the E.U. under the terms of a withdrawal agreement between the U.K. and the E.U. The withdrawal agreement provided for a transition period to the end of December 2020, during which time the U.K. would continue to apply E.U. law as if it were a member state, and U.K. firms' passporting rights to provide financial services in E.U. jurisdictions continued. On December 24, 2020 the U.K. and the E.U. announced they had reached agreement on the terms of a trade and cooperation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement is provisionally applicable with effect from January 1, 2021 pending formal ratification by the E.U. With respect to financial services, although the U.K. chose to grant the E.U. equivalence in a number of key areas under European financial regulations, the E.U. only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, U.K. licensed entities are unable to provide regulated services in a number of E.U. jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the United Kingdom or the European Union.
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from EU membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets (and in particular, the recent uncertainty of the credit markets in Europe) may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Adviser’s duties under the Investment Advisory Agreement or by reason of a breach of the Adviser's fiduciary duties under ERISA, if applicable. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person's duties under the Investment Advisory Agreement, subject to the provisions of the 1940 Act and, if applicable, ERISA. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except those liabilities resulting primarily attributable to gross negligence, willful misconduct, bad faith or reckless disregard of the Administrator's duties under the Administration Agreement, subject to the provisions of the 1940 Act and if applicable, ERISA. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks relating to compliance with the AIFMD
The European Union Directive on Alternative Investment Fund Managers (the “AIFMD” or the “Directive”) regulates, and imposes regulatory obligations in respect of, the marketing in the European Economic Area (the “EEA”) by alternative investment fund managers (each an “AIFM”) (whether established in the EEA or elsewhere) of alternative investment funds (each an “AIF”) (whether established in the EEA or elsewhere). For these purposes, the Adviser is a non-EEA AIFM and we are a non-EEA AIF. Each European jurisdiction that has implemented the Directive has implemented a new and, in most cases, more restrictive private placement regime in connection with the implementation of the Directive.
The AIFMD could have an adverse effect on the Adviser and us by, among other things, increasing the regulatory burden and costs of doing business in EEA member states. Except in limited circumstances, a non-EEA AIFM marketing its AIF to prospective EEA investors will be required to satisfy extensive disclosure obligations, including periodic disclosures to EEA regulators. The AIFMD could also limit the Adviser’s operating flexibility and our investment opportunities.
The Directive imposes extensive disclosure obligations on the Adviser in respect of companies located in EEA member states, if any, in which we invest and potentially disadvantages us as an investor in private companies located in EEA member states when compared to non-AIF/AIFM competitors which may not be subject to the requirements of the AIFMD, thereby potentially restricting our ability to make investments in such companies. Further, the AIFMD may restrict certain of our activities in relation to EEA portfolio companies, including, in certain circumstances, our ability to recapitalize, refinance or potentially restructure an EEA portfolio company for the two year period following acquisition.
The AIFMD may expose the Adviser or us to conflicting regulatory requirements in the United States and Europe and may require the restructuring of the Company and the Adviser and/or the relations among them.

EEA AIFMs are regulated in a different way to non-EEA AIFMs as a consequence of the AIFMD. Broadly, an EEA AIFM is subject to extensive regulatory obligations and has access to a pan-European 'marketing passport' in respect of its AIFs (i.e., the marketing passport is utilized in lieu of relying on the various private placement regimes in the European jurisdictions). The full scope of the AIFMD ultimately may be extended to non-EEA AIFMs who wish to market an AIF within the EEA pursuant to the pan-European marketing passport regime. In addition to satisfying the obligations described above, a non-EEA AIFM that obtains a pan-European marketing passport will have to satisfy additional obligations including, among other things, in respect of rules relating to the remuneration of certain personnel (potentially requiring the Adviser to change its compensation structures for key personnel, such that the Adviser's ability to recruit and retain these personnel may be affected), minimum regulatory capital requirements and independent valuation of an AIF's assets.
There is little guidance, and limited market practice, that has developed in respect of the AIFMD. Many of the provisions of the AIFMD require the adoption of delegated acts and regulatory technical standards, as well as the establishment of guidelines. Some, but not all, EEA member states have published the relevant acts, standards and guidelines. Where these acts, standards and guidelines have been implemented, their practical application is still uncertain. As such, it is difficult to predict the precise impact of the AIFMD on us and the Adviser. Any regulatory changes, arising from the transposition of the AIFMD into national law that impair the ability of the Adviser to manage us or our investments or limit the Adviser’s ability to market the Common Stock in the future, may materially adversely affect our ability to carry out our investment approach and achieve our investment objectives.
The Adviser is not subject to the requirements of the Directive to have additional own funds and/or professional indemnity insurance to cover potential liability risks arising from the professional negligence of the Adviser.
Investors will not have any redemption rights in respect of the Common Stock and there is no meaningful liquidity risk to manage.
To the extent required by laws implementing the Directive in any relevant EEA member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each investor as follows:
(a)Any new arrangements for managing our liquidity, without undue delay in a disclosure notice delivered to each investor.
(b)Our current risk profile and the risk management systems employed by the Adviser to manage those risks, in each annual report.
(c)Any changes to the maximum level of leverage which the Adviser may employ on our behalf as well as any right of the reuse of collateral or any guarantee granted under the leveraging arrangement, without undue delay in a disclosure notice delivered to each investor. Please note, we do not intend to employ collateral and asset reuse arrangements.
(d)The total amount of leverage employed by us, in each annual report.
Risks Relating to Our Investments
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company's management and other factors that it believes are material to the performance of the investment.
In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.
We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

Our debt investments may be risky and we could lose all or part of our investments.
The debt instruments in which we invest are typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
We may invest in distressed or highly leveraged companies, which could cause you to lose all or part of your investment.
We may make investments in restructurings that involve, or otherwise invest in the debt securities of, portfolio companies that are experiencing, or are expected to experience, severe financial difficulties. These severe financial difficulties may never be overcome and may cause such portfolio companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions.
We may also invest in highly leveraged companies. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor's return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies' collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company's remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
The lack of liquidity in our investments may adversely affect our business.
We may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. Our investments will be illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of other Morgan Stanley policies. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally.
In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the stockholders, after which such you will still bear the risks associated with holding the securities and must make your own disposition decisions.
Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company's securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company's ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of portfolio entities.
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
Sustainability Risk
Sustainability Risk means an environmental, social or governance event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the Company. Such Sustainability Risks are integrated into investment decision making and risk monitoring to the extent that they represent potential or actual material risks and/or opportunities to maximizing the long-term risk-adjusted returns of the Company. The impacts following the occurrence of a Sustainability Risk may be numerous and vary depending on the specific risk, region and asset class. Sustainability Risks generally revolve around the following factors including but not limited to:
•Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•Natural Resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;

•Pollution and waste risks including liabilities associated with contamination and waste management costs;
•Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability; and
•Security and safety risks such as consumer security, data privacy and security.
In general, where a Sustainability Risk occurs in respect of an investment or the collateral underlying an investment, there could be a negative impact on, or entire loss of, its value. Such a decrease in the value of an asset may occur for an investment as a result of damage to its reputation resulting in a consequential fall in demand for its products or services, loss of key personnel, exclusion from potential business opportunities, increased costs of doing business and/or increased cost of capital. An investment may also suffer the impact of fines and other regulatory sanctions. The time and resources of an investment’s management team may be diverted from furthering its business into dealing with the Sustainability Risk event, including changes to business practices and dealing with investigations and litigation. Sustainability Risks events may also give rise to loss of assets and/or physical loss including damage to real estate and infrastructure, including damage to physical assets that represent collateral underlying investments. The utility and value of assets held by an investment to which the Company is exposed may also be adversely impacted by a Sustainability Risk event. The occurrence of any such event could result in a reduction in the value of an investment, a negative impact on the ability of the investment to satisfy payment or repayment obligations to the Company in respect of an investment and/or could prejudice the ability of the Company to enforce on collateral underlying an investment. All of these factors could reduce the investment returns of the Company. A Sustainability Risk trend may arise and impact a specific investment or may have a broader impact on an economic sector (e.g. IT or health care), geography or political region or country.
We have not yet identified all of the portfolio company investments we will acquire.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
During the period of time in which we are deploying our initial capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market (such as health market or business services) and not by the products or services (such as software) directed to those end-markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•preserve or enhance the value of our investment.
           We have discretion to make follow-on investments, subject to the availability of capital resources and certain limitations on co-investment with affiliates under the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company's management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the "last out" pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company's collateral, if any, will secure the portfolio company's obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company's remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any "last out" pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government's economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
We may not realize gains from our equity investments.
When we invest in unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
Risks Relating to Our Common Stock and Preferred Stock
There is no public market for shares of our Common Stock or shares of our Series A Preferred Stock, and we do not expect there to be a market for our shares.
There is no existing trading market for shares of our Common Stock or shares of our Series A Preferred Stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of shares of our Common Stock and holders of shares of our Series A Preferred Stock may be unable to liquidate an investment in our shares.
The shares of our Common Stock and the shares of our Series A Preferred Stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our Common Stock and Preferred Stock to transfer shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in shares of our Common Stock and in shares of our Series A Preferred Stock and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our Common Stock pursuant to the Subscription Agreements and shares of our Series A Preferred Stock pursuant to the concurrent preferred stock offering. As such, absent an effective registration statement covering our Common Stock or our Series A Preferred Stock, as applicable, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Common Stock and our Series A Preferred Stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to holders of Common Stock or Preferred Stock that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder's investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
Investing in our Common Stock may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our Common Stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
Our stockholders may experience dilution in their ownership percentage.
Our stockholders do not have preemptive rights to any shares of our Common Stock we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Stock and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
Under the 1940 Act, we generally are prohibited from issuing or selling shares of our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell shares of our Common Stock, or warrants, options, or rights to acquire shares of our Common Stock, at a price below the current net asset value of shares of our Common Stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing shares of our Common Stock or senior securities convertible into, or exchangeable for, shares of our Common Stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.
Purchases of Common Stock pursuant to the Subscription Agreements will generally be made pro rata, in accordance with the remaining capital commitments of all investors. However, we may request capital contributions on a non-pro rata basis in accordance with the terms of the Subscription Agreement. To the extent an investor is required to purchase less than its pro rata share of a drawdown of investor capital commitments, such stockholder will experience dilution in their percentage ownership of the Company.
In the event that we enter into a Subscription Agreement with one or more investors after the Initial Drawdown, each such investor will be required to make Catch-up Purchases on one or more dates to be determined by us. Each Catch-up Purchase will dilute the ownership percentage of all investors whose subscriptions were accepted at previous closings. As a result, each subsequent closing after the Initial Closing will result in existing stockholders in the Company experiencing dilution as a result of Catch-up Purchases.
Our stockholders may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock. We currently do not intend to pay dividends in shares of our Common Stock.

Our Preferred Stock, including our Series A Preferred Stock and any additional series of Preferred Stock we may determine to issue in the future, could adversely affect the value of shares of Common Stock.
Our Preferred Stock, including our Series A Preferred Stock and any additional series of Preferred Stock we may determine to issue in the future, may have dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series Preferred Stock that could make an investment in shares of Common Stock less attractive. In addition, the dividends on any Preferred Stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Stock must take preference over any distributions or other payments to holders of Common Stock, and holders of Preferred Stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Stock that converts into shares of Common Stock). In addition, under the 1940 Act, any such Preferred Stock would constitute a “senior security” for purposes of the 150% asset coverage test
An investment in Preferred Stock with a fixed interest rate, such as the Series A Preferred Stock, bears interest rate risk.
Our Series A Preferred Stock pays dividends at a fixed dividend rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to our Preferred Stock may increase, which would likely result in a decline in the value of such Preferred Stock.
Our Series A Preferred Stock is subject to a risk of early redemption, and holders may not be able to reinvest their funds.
We may voluntarily redeem some or all of the outstanding shares of our Series A Preferred Stock at any time. We also may be forced to redeem some or all of the outstanding shares of our Preferred Stock to meet regulatory requirements and the asset coverage requirements of such shares. Any such redemption may occur at a time that is unfavorable to holders of our Series A Preferred Stock. Additionally, pursuant to Rule 23c-2 of the 1940 Act, if less than all the outstanding securities of a class or series are to be redeemed, such redemption shall be made on a pro rata basis. We may have an incentive to redeem our Series A Preferred Stock if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the outstanding Preferred Stock. If we redeem shares of our Series A Preferred Stock, the holders of such redeemed shares face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in our Series A Preferred Stock.
Our Preferred Stock is subordinate to the rights of holders of senior indebtedness.
While preferred stockholders, including holders of our Series A Preferred Stock, will have equal liquidation and distribution rights to any other series of Preferred Stock, they are subordinated to the rights of holders of any of other senior indebtedness we may incur. Therefore, dividends, distributions and other payments to preferred stockholders in liquidation or otherwise may be subject to prior payments due to the holders of senior indebtedness. In addition, the 1940 Act may provide debtholders with voting rights that are superior to the voting rights of our Preferred Stock.
Holders of our Series A Preferred Stock bear dividend risk.
We may be unable to pay dividends on our Series A Preferred Stock under some circumstances. The terms of any future indebtedness we may incur could preclude the payment of dividends in respect of equity securities, including our Preferred Stock, under certain conditions.
If we fail to pay dividends on our Series A Preferred Stock for two years, the holders of our Series A Preferred Stock will be entitled to elect a majority of our directors.
The terms of our Series A Preferred Stock provide for certain dividend payments. In accordance with the 1940 Act and the terms of the Series A Preferred Stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of our Series A Preferred Stock will be entitled to elect a majority of our Board of Directors. Holders of the Series A Preferred Stock have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Common Stock.
Holders of our Common Stock may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor's stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
Our stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.
General Risk Factors
We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability for a variety of reasons. The outbreak of Coronavirus beginning in late 2019 and subsequently spreading across the world, including to the United States, has had and could continue to lead to extreme volatility and disruptions in local, regional, national and global markets and economies affected thereby. The Coronavirus pandemic may affect the portfolio companies in which we will invest. The Coronavirus outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) imposition by various local, state, and federal governmental authorities of various forms of travel restrictions, business closures and other quarantine measures, resulting in significant disruption to the businesses of many middle-market companies including supply chains, demand and practical aspects of their operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) potential adverse impacts on the ability of borrowers to meet loan covenants, post margin or repay loans on a timely basis and on the value of their collateral; (iii) increased draws by borrowers on revolving lines of credit, which lenders, including the Company, may not have the ability under the applicable credit agreement to refuse to fund without the Company being in default and suffering financial penalties; (iv) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (v) potential increased disputes with counterparties who assert that failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure and similar provisions in such contracts; (vi) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (vii) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; (viii) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers; and (ix) rapidly evolving proposals and/or actions by local, state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market companies. In this environment, there is a heightened likelihood of government intervention or regulation and/or changes in law, including by way of example laws and regulations requiring lenders such as the Company to waive payments from borrowers, defer maturities on loans and/or cancel or delay foreclosures on a borrower’s assets, any of which could have a material adverse effect on the Company and its investments. Moreover, the ability, or willingness, of a party (including the Company, a borrower or a counterparty or service provider to the Company or a borrower) to perform its obligations under its contracts may be adversely affected by an outbreak of the Coronavirus or other infectious disease and the resulting economic impact, which may raise concerns over whether such failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure or similar provisions in such contracts. As a result, borrowers, counterparties and service providers to the Company may fail to perform (or delay the performance of) their obligations to the Company, some expected transactions may not close on time or at all, the Company, the Adviser or a borrower may be forced (or may elect) to breach certain agreements, and any of such events could have a material adverse effect on the Company and its investments.
Capital markets disruptions and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through to maturity). As a result, volatility in the capital markets can adversely affect the valuations of our investments. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our Common Stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Uncertainty resulting from the U.S. political climate could negatively impact our business, financial condition and results of operations.
Elections in the United States, including the 2020 elections, have created uncertainty with respect to legal, tax and regulatory regimes in which the Company and its portfolio entities, as well as the Adviser, the Administrator, Morgan Stanley and their affiliates operate. Any significant changes in economic or tax policy and/or government programs as well as any future such changes could have a material adverse impact on us and on our investments.
We incur significant costs as a result of being registered under the Exchange Act.
We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC. Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share amounts)
Market Information
Our outstanding shares of Common Stock are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for shares of our Common Stock currently, nor can we give any assurance that one will develop.
Because shares of Common Stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shares of our Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the shares of Common Stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of Common Stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 22, 2021, we had 13 holders of record of our Common Stock.
Dividends and Distributions to Common and Preferred Stockholders
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
For the period from August 24, 2020 (inception) through December 31, 2020, we declared a dividend of approximately $83.0 thousand to the holders of our Common Stock. The distribution declared was derived from ordinary income, determined on a tax basis.
The Company intends to make dividends and distributions to holders of the Preferred Stock semi-annually on or before June 30 and December 31 of each year. Dividends and distributions to holders of the Preferred Stock will be payable to holders of record at the close of business on the applicable record date, which shall be the fifteenth day of the calendar month in which the applicable dividend payment date falls or on such other date designated by the Board of Directors for the payment to holders of the Preferred Stock that is not more than 30 nor less than ten days prior to such dividend payment date.
For the period from October 19, 2020 (issuance of Series A Preferred Stock) through December 31, 2020, we paid approximately $12.5 thousand of dividend to holders of our Series A Preferred Stock.
Recent Sales of Unregistered Securities and Use of Proceeds
In conjunction with our incorporation, on September 10, 2020, the Adviser purchased all 1,000 of our issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 thousand (the “Seed Capital”).
The table below summarizes issuances of the shares of our Common Stock subsequent to the contribution of Seed Capital by the Adviser, from the initial capital call to December 31, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Issuance Price	Amount
October 19, 2020	550,000	$20.00	$11.00
October 30, 2020	1,106,640	19.88	22.00
November 13, 2020	1,108,312	19.85	22.00
December 02, 2020	1,108,312	19.85	22.00
Total	3,873,264		$77.00
Item 6. Selected Financial Data
The tables below set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data as of and from August 24, 2020 (inception) to December 31, 2020, have been derived from our audited consolidated financial statements, which are included in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes included in this filing.
The selected consolidated financial information and other data presented below (dollar amounts in thousands) should be read in conjunction with the information contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and the audited consolidated financial statements and the notes thereto in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

For the period from August 24, 2020 (inception) through December 31, 2020
Consolidated Statement of Operations Data
Total income	$582
Total expenses	736
Net investment income (loss)	(154)
Net realized gain (loss)	—
Net change in unrealized appreciation	105
Net increase (decrease) of net assets resulting from operations	$(49)
Per Common Share Data
Net investment income (loss) per common share (basic and diluted):	$(0.06)
Earnings per common share (basic and diluted):	$(0.02)
Dividend declared per common share:	$0.02

December 31, 2020
Consolidated Balance Sheet Data
Investments	$108,222
Cash	25,877
Total assets	137,584
Total liabilities	60,188
Total net assets	77,396
Net asset value per common share	$19.84

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
OVERVIEW
We are a newly incorporated Delaware corporation formed on August 24, 2020 structured as an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow. We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loan would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees.
On September 18, 2020, the SEC granted us exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
RECENT DEVELOPMENTS
Subsequent to December 31, 2020 through March 22, 2021, the Company has closed or the Investment Adviser's Investment Committee has committed/approved approximately $168.7 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 93.9% were first lien senior secured loans, 5.6% were second lien senior secured loans, and 0.5% were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
On February 1, 2021, we closed new capital commitments of $150.0 million, which brings our total capital commitments to $652.3 million.
On February 1, 2021, we filed our Second Amended and Restated Certificate of Incorporation, which amended and restated our certificate of incorporation to clarify that the Company may be subject to provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), during all periods when our assets are treated as “plan assets” for purposes of ERISA.

On February 1, 2021, we entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Adviser, which amended and restated the Investment Advisory Agreement to clarify that we may be subject to provisions of ERISA, during all periods when our assets are treated as “plan assets” for purposes of ERISA. No material terms changed in the Restated Advisory Agreement as compared to the Investment Advisory Agreement, including the base management fee.
On February 1, 2021, we entered into an amended and restated administration agreement (the “Restated Administration Agreement”) with the Administrator which amended and restated the Administration Agreement to clarify that we may be subject to provisions of ERISA during all periods when our assets are treated as “plan assets” for purposes of ERISA and to make certain conforming changes in connection with such revisions. No material terms changed in the Restated Administration Agreement as compared to the Administration Agreement.
On February 1, 2021, we entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Adviser. Under the terms of the Expense Support and Waiver Agreement, the Adviser agreed to waive any reimbursement by us of offering and organizational expenses incurred by the Adviser on behalf of us in excess of $1.0 million or 0.10% of the aggregate Capital Commitments of us, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1.0 million or 0.10% of our total capital commitments, the Adviser or its affiliate will bear the excess costs. We shall reimburse the Adviser for payments of any excess costs borne by the Adviser on our behalf within three years of October 9, 2020.
On March 5, 2021, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $22.5 million. The sale of 1,113,310 shares of our Common Stock closed on March 12, 2021.
On March 9, 2021, our Board of Directors declared a distribution of $0.20 per share payable on April 15, 2021 to holders of Common Stock on record as of March 9, 2021.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We expect to generate revenue primarily in the form of interest income on debt investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) a base management fee to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver described below);
•costs associated with our initial private offering;
•costs of any other offerings of our Common Stock, Series A Preferred Stock and other securities, if any;

•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any fees payable to rating agencies;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•any fidelity bond required by applicable law;
•any necessary insurance premiums;
•indemnification payments;
•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company), provided that the Company will not bear such expenses to the extent, but only to the extent, that the relevant conduct is not indemnifiable under applicable law, including, if applicable, ERISA);
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•cost of winding up; and

•all other expenses incurred by either the Administrator or us in connection with administering our business.
We will reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of December 31, 2020, we had investments in seventeen portfolio companies across twelve industries. Based on fair value as of December 31, 2020, 99.5% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate and all of which are subject to a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 1.0% as of December 31, 2020. These floors allow us to mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of December 31, 2020, our weighted average total yield of debt securities at amortized cost was 6.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.
Our investment activities during the period from August 24, 2020 (inception) to December 31, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period from August 24, 2020 (inception) through December 31, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$152,734
Investments, at Cost
Investments, beginning of period	—
New investments purchased	109,076
Net accretion of discount on investments(2)	34
Investments sold or repaid	(993)
Investments, end of period	$108,117
Principal amount of investments funded
First lien debt	$111,198
Unsecured debt	503
Common equity(3)	50
Total	$111,751
Principal amount of investments sold or repaid
First lien debt	$993
Total	$993

As of December 31, 2020
Weighted average yield on debt and income producing investments, at cost(4)	6.9%
Weighted average yield on debt and income producing investments, at fair value(4)	6.9%
Number of portfolio companies	17
Percentage of debt investments bearing a floating rate	99.5%
Percentage of debt investments bearing a fixed rate	0.5%

(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes capitalized PIK interest.
(3)Represents dollar amount of common equity funded.
(4)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
As of December 31, 2020, all of our investments were rated 2 under the Adviser's Internal Risk Rating System and were performing in line with our initial underwriting expectations.

CONSOLIDATED RESULTS OF OPERATIONS
We were formed on August 24, 2020 and commenced our investment operations in October 2020. The following table represents our operating results (dollar amounts in thousands):

For the period from August 24, 2020 (inception) through December 31, 2020
Total investment income	$582
Less: Total expenses	736
Net investment income	(154)
Net change in unrealized appreciation (depreciation)	105
Net increase (decrease) in net assets resulting from operations	$(49)
Investment Income
Investment income was as follows (dollar amounts in thousands):

For the period from August 24, 2020 (inception) through December 31, 2020
Interest income	$556
Other income	26
Total investment income	$582
During the period from August 24, 2020 (inception) to December 31, 2020, total investment income was driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value was $108.2 million as of December 31, 2020 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2020, and for the year then ended, all of our first lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. During the period from August 24, 2020 (inception) to December 31, 2020, we incurred total expenses of $736 towards organization and offering costs, directors’ fee and other general expenses.
Expenses were as follows (dollar amounts in thousands):

For the period from August 24, 2020 (inception) through December 31, 2020
Interest expense	$160
Management fees	27
Professional fees	161
Organization and offering costs	264
Directors' fees	55
Administrative service fees	18
General and other expenses	51
Total expenses	$736

During the period from August 24, 2020 (inception) to December 31, 2020, total expenses were primarily comprised of interest expense of $160, base management fees of $27, administrative service expenses of $18, professional fees of $161, fees to independent directors of $55, organization and offering costs of $264 and other expenses of $51.
Under the JPM Funding Facility, the Company incurred approximately $17.1 million of average borrowings (at an average effective interest rate, of 2.78%), from closing date of the facility on December 3, 2020 through December 31, 2020, related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Preferred Stock.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments
There was no net realized gain (loss) on our investments for the period from August 24, 2020 (inception) to December 31, 2020.
We determine the fair value of our portfolio investments as of the end of each fiscal quarter and any changes in fair value are recorded as unrealized gains or losses.  For the period from August 24, 2020 (inception) to December 31, 2020, net change in unrealized gain (loss) on our investments was $105.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, Series A Preferred Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of December 31, 2020, we had one revolving credit facility outstanding, as described in "—Debt" below. We may from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2020, we had approximately $25.9 million of cash, which taken together with our approximately $192.5 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $425.3 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of December 31, 2020, we had received aggregate capital commitments of approximately $502.3 million.
In conjunction with our incorporation, on September 10, 2020, our Adviser purchased 1,000 shares of our Common Stock at an aggregate purchase price of $20.0.
From August 24, 2020 (inception) to December 31, 2020, we issued four capital calls to the holders of our Common Stock. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from August 24, 2020 (inception) to December 31, 2020 were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
October 19, 2020	550,000	$11.00
October 30, 2020	1,106,640	22.00
November 13, 2020	1,108,312	22.00
December 2, 2020	1,108,312	22.00
Total	3,873,264	$77.00
Distributions
A distribution of approximately $83.0 was declared on December 29, 2020 and payable at December 31, 2020 to holders of our Common Stock.
A distribution of approximately $12.5 was paid to holders of the Series A Preferred Shares.
Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)
JPM Funding Facility	$250,000	$57,500	$192,500	$131,698
Total	$250,000	$57,500	$192,500	$131,698
(1) The unused portion (subject to borrowing base availability) is the amount upon which commitment fees, if any, are based.
(2) The amount available reflects any limitations related to the credit facility’s borrowing base.
JPM Funding Facility
On December 3, 2020, SLIC Financing SPV, LLC, our wholly owned subsidiary, a Delaware limited liability company (“SLIC SPV”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SLIC SPV, as the borrower, the

Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, the lenders party thereto, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, pursuant to which JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount up to $250 million at any one time outstanding (the “JPM Funding Facility”), with an accordion feature, subject to the satisfaction of various conditions.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars, pound sterling, Euro or Canadian dollars, and subject to certain exceptions, the interest charged on the JPM Funding Facility is based on LIBOR (Dollar), LIBOR (GBP), EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.55% prior to the transition date, and 2.80% subsequent to the transition date, as set forth in the Loan and Security Agreement.
As of December 31, 2020, we were in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of December 31, 2020 in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $42.0 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2020, management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our credit facilities as of December 31, 2020 is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$57,500	$—	$—	$57,500	$—
Total Contractual Obligations	$57,500	$—	$—	$57,500	$—
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with “Risk Factors” in Part I, Item 1A of this Form 10-K.
Valuation
We conduct the valuation of assets at all times consistent with GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board's Accounting Standards Codification, as amended, Fair Value Measurement (“ASC 820”). Valuation procedures are set forth in more detail below.
ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
For further information on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see “Note 5 to the Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value is as follows:
(1)each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
(3)our Board of Directors engages one independent third-party valuation firm to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management's preliminary valuation and conclusion of fair value;
(4)our Audit Committee reviews the assessments of the Adviser and the independent third-party valuation firm and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
(5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company's leverage and ability to make payments;
•the portfolio company's public or "private letter" credit ratings;
•the portfolio company's actual and expected earnings and cash flow;
•prevailing interest rates for like securities and expected volatility in future interest rates;
•the markets in which the issuer does business and recent economic and/or market events; and
•comparisons to publicly traded securities.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
Our Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On September 24, 2020 and subsequently on January 28, 2021, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Base Management Fee
The base management fee is calculated at an annual rate of 0.25% of our average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, Capital Under Management as of such quarter-end). Capital Under Management does not include capital acquired through the use of leverage. Our Adviser will not receive any fees on unused capital commitments. The management fee for any partial quarter will be appropriately prorated.
Administration Agreement
On September 24, 2020 and subsequently on January 28, 2021, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Adviser Investment
In conjunction with our incorporation, on September 10, 2020, the Adviser purchased 1,000 share of our Common Stock at a price per share of $20.00 for an aggregate purchase price of $20.0.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 1. Business—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.”
Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
In addition, the Coronavirus pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Changes in LIBOR, or its discontinuation, may adversely affect our business and results of operations.”
As of December 31, 2020, 99.5% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2020) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$2,457	$(1,725)	$732
Up 200 basis points	$1,355	$(1,150)	$205
Up 100 basis points	$253	$(575)	$(322)
Down 100 basis points	$—	$137	$137
Down 200 basis points	$—	$137	$137
Down 300 basis points	$—	$137	$137
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Form 10-K, we did not engage in interest rate hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SL Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of SL Investment Corp. (the "Company"), including the consolidated schedule of investments, as of December 31, 2020, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the period from August 24, 2020 (inception) to December 31, 2020, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations, changes in net assets, cash flows, and financial highlights for the period from August 24, 2020 (inception) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/Deloitte & Touche LLP
New York, NY
March 22, 2021

We have served as the Company's auditor since 2020.

SL Investment Corp.
Consolidated Statement of Assets and Liabilities
(In thousands, except share and per share amounts)

December 31, 2020
Assets
Non-controlled/non-affiliated Investments, at fair value (amortized cost of $108,117)	$108,222
Cash	25,877
Deferred financing costs	3,033
Deferred offering costs	62
Interest receivable from non-controlled/non-affiliated investments	302
Receivable for principal repayments	11
Prepaid expenses and other assets	77
Total assets	137,584
Liabilities
Debt	57,500
Payable to affiliate (Note 3)	549
Financing costs payable	1,611
Dividends payable	83
Management fee payable	27
Interest payable	38
Accrued expenses and other liabilities	380
Total liabilities	60,188
Commitments and Contingencies (Note 7)
Net Assets
Series A Preferred Stock, par value $0.001 (1,000,000 shares authorized and 521 shares issued and outstanding as of December 31, 2020)	1
Paid-in capital in excess of par value of Series A Preferred Stock	520
Common stock, par value $0.001 per share (100,000,000 shares authorized and 3,874,264 shares issued and outstanding as of December 31, 2020)	4
Paid-in capital in excess of par value of Common Stock	77,000
Net distributable earnings (loss)	(129)
Total net assets	$77,396
Total liabilities and net assets	$137,584
Net asset value per common share	$19.84

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Operations
(In thousands, except share and per share amounts)

For the period from August 24, 2020 (inception) through December 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$556
Other income	26
Total investment income	582

Expenses:
Interest expense	160
Management fees	27
Professional fees	161
Organization and offering costs	264
Directors' fees	55
Administrative service fees	18
General and other expenses	51
Total expenses	736
Net investment loss	(154)

Net change in unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	105
Net increase (decrease) in net assets resulting from operations	$(49)
Preferred Stock dividend	(13)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$(62)

Per common share information—basic and diluted
Net investment income (loss) per common share (basic and diluted):	$(0.06)
Earnings per common share (basic and diluted):	$(0.02)
Weighted average common shares outstanding (basic and diluted) (Note 9):	2,676,338
Dividend declared per common share:	$0.02

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Changes in Net Assets
(In thousands)

For the period from August 24, 2020 (inception) through December 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(154)
Net change in unrealized appreciation (depreciation)	105
Net increase (decrease) in net assets resulting from operations	(49)

Capital transactions:
Issuance of Preferred Stock	521
Issuance of Common Stock	77,020
Dividends declared on Preferred Stock and Common Stock (Note 8)	(96)
Net increase (decrease) in net assets resulting from capital transactions	77,445
Total increase (decrease) in net assets	77,396
Net assets at beginning of period	—
Net assets at end of period	$77,396

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Cash Flows
(In thousands)

For the period from August 24, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(49)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(105)
Net accretion of discount and amortization of premium, including capitalized PIK interest	(34)
Amortization of deferred financing costs	28
Amortization of deferred offering costs	16
Purchases of investments and change in payable for investments purchased	(109,076)
Proceeds from sales and repayments of investments and change in receivable for investments sold	982
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(302)
(Increase) decrease in prepaid expenses and other assets	(77)
(Decrease) increase in payable to affiliate	549
(Decrease) increase in management fees payable	27
(Decrease) increase in interest payable	38
(Decrease) increase in accrued expenses and other liabilities	380
Net cash provided by (used in) operating activities	(107,623)
Cash flows from financing activities:
Borrowings on credit facility	57,500
Deferred financing costs paid	(1,450)
Proceeds from issuance of preferred stock	521
Proceeds from issuance of common stock	77,020
Dividends paid in cash	(13)
Offering costs paid	(78)
Net cash provided by (used in) financing activities	133,500
Net increase (decrease) in cash and cash equivalents	25,877
Cash at beginning of period	—
Cash at end of period	$25,877

Supplemental information and non-cash activities:
Interest paid during the period	$—
Accrued but unpaid deferred financing costs during the period	$1,611
Accrued but unpaid deferred offering costs during the period	$—
Dividends payable	$83

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5)	L + 5.00%	6.00%	12/22/2020	12/22/2026	$12,357	$12,049	$12,049	15.57%
Jonathan Acquisition Company	(4) (5) (9)	L + 5.00%	6.00%	12/22/2020	12/22/2025	—	(48)	(48)	(0.06)
							12,001	12,001	15.51
Auto Components
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 7.00%	8.00%	12/28/2020	08/05/2026	1,823	1,787	1,787	2.31
Sonny's Enterprises, Inc.	(4) (5) (9)	L + 7.00%	8.00%	12/28/2020	08/05/2026	—	(89)	(89)	(0.11)
							1,698	1,698	2.19
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	5,653	5,598	5,691	7.35
Capstone Acquisition Holdings, Inc.	(5) (9)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(5)	7	0.01
Sweep Purchaser LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,953	2,895	2,895	3.74
Sweep Purchaser LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(9)	(9)	(0.01)
Sweep Purchaser LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(9)	(9)	(0.01)
Vessco Midco Holdings LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,526	5,472	5,472	7.07
Vessco Midco Holdings LLC	(4) (5) (9)	L + 4.50%	5.50%	10/30/2020	11/02/2026	268	233	233	0.30
Vessco Midco Holdings LLC	(4) (5) (9)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(9)	(9)	(0.01)
							14,166	14,271	18.44
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 6.00%	7.00%	10/27/2020	10/17/2024	4,305	4,243	4,243	5.48
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5)	L + 6.25%	7.25%	12/18/2020	12/18/2025	3,750	3,675	3,675	4.75
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	6,741	6,741	8.71
Bearcat Buyer, Inc.	(4) (5) (9)	L + 4.75%	5.75%	11/18/2020	07/09/2026	1,425	1,256	1,256	1.62
							7,997	7,997	10.33
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	3,125	3,033	3,033	3.92
Lightspeed Buyer, Inc.	(4) (5) (9)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(61)	(61)	(0.08)
							2,972	2,972	3.84
Insurance
Higginbotham Insurance Agency, Inc.	(4) (6) (7)	L + 5.75%	6.50%	11/25/2020	11/25/2026	4,877	4,805	4,805	6.21
Higginbotham Insurance Agency, Inc.	(4) (7) (9)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(10)	(10)	(0.01)
Propel Insurance Agency LLC	(4) (5) (6)	L + 5.00%	6.00%	12/09/2020	06/01/2024	6,142	6,082	6,082	7.86
Propel Insurance Agency LLC	(4) (5) (9)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(6)	(6)	(0.01)
World Insurance Associates LLC	(4) (5) (6)	L + 5.50%	6.50%	12/23/2020	04/01/2026	11,912	11,556	11,556	14.93

SL Investment Corp.
Consolidated Schedule of Investments
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance (continued)
World Insurance Associates LLC	(4) (5) (9)	L + 5.50%	6.50%	12/23/2020	04/01/2026	—	$(46)	$(46)	(0.06)%
							22,381	22,381	28.92
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,895	7,738	7,738	10.00
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(16)	(16)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(26)	(26)	(0.03)
							7,696	7,696	9.94
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	7,595	7,483	7,483	9.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	534	516	516	0.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(17)	(17)	(0.02)
							7,982	7,982	10.31
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,526	8,399	8,399	10.85
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(12)	(12)	(0.02)
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(28)	(28)	(0.04)
							8,359	8,359	10.80
Software
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	7,891	7,775	7,775	10.05
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	2,283	2,221	2,221	2.87
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(7)	(7)	(0.01)
Gurobi Optimization LLC	(4) (5) (6)	L + 5.25%	6.25%	11/12/2020	12/19/2023	4,453	4,410	4,410	5.70
Gurobi Optimization LLC	(4) (5) (9)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(5)	(5)	(0.01)
							14,394	14,394	18.60
Total First Lien Debt							$107,564	$107,669	139.11%
Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (8)	N/A	16.25% PIK	12/18/2020	06/18/2026	503	$503	$503	0.65%
Total Unsecured Debt							503	503	0.65
Common Equity
GSM Equity Investors, LP (GSM Outdoors)	(4)					500	50	50	0.06
Total Common Equity							50	50	0.06
Total Other Securities							$553	$553	0.71
Total Portfolio Investments							$108,117	$108,222	139.83%

SL Investment Corp.
Consolidated Schedule of Investments
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for our variable rate loans were the 30-day L at 0.14%, the 90-day L at 0.24% and the 180-day L at 0.26%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor of these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(7)	The interest rate floor of these investments as of December 31, 2020 was 0.75%.
(8)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(9)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2020:

SL Investment Corp.
Consolidated Schedule of Investments
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	$(12)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,895	(28)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	5,413	(133)
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/13/2022	1,013	7
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/27/2021	3,744	(36)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	457	(7)
GSM Acquisition Corp.	1.00%	Delayed Draw Term Loan	11/16/2022	732	(11)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	1,139	(17)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	536	(5)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	1,373	(10)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,922	(48)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	3,125	(61)
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	3,289	(16)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	1,316	(26)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	1,291	(6)
Sonny's Enterprises, Inc.	1.00%	Incremental Delayed Draw Term Loan	12/28/2021	4,427	(88)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	938	(9)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	469	(9)
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	3,311	(32)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	895	(9)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	12/23/2022	3,088	(46)
Total First Lien Debt Unfunded Commitments				$41,952	$(602)
Total Unfunded Commitments				$41,952	$(602)

SL Investment Corp.
Notes to Consolidated Financial Statements
December 31, 2020
(In thousands, except shares and per share amounts)

(1)Organization
SL Investment Corp. (the “Company”) is a Delaware corporation formed on August 24, 2020 structured as an externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company commenced investment operations in October 2020. The Company’s investment objective is to achieve     attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors.
On September 24, 2020, the Company filed an amended and restated certificate of incorporation in the State of Delaware to, among other things, authorize additional shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), and to authorize shares of preferred stock having a par value of $0.001 per share (the “Series A Preferred Stock”) such that the Company has authorized stock consisting of 100,000,000 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock.
On October 19, 2020, the Company sold 521 shares of its Series A Preferred Stock for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.
The Company is conducting private offerings of shares of Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
On September 24, 2020, the then sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to the Company, effective as of September 25, 2020. As a result of the stockholder approval, effective September 25, 2020, the asset coverage ratio decreased to 150% from 200%, so long as the Company meets certain disclosure requirements under the 1940 Act.
SLIC Financing SPV LLC (“SLIC SPV”) is a Delaware limited liability company that was formed on November 4, 2020. SLIC SPV expects to hold investments in first and second lien senior secured loans. SLIC SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

(2)Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The carrying value for all assets and liabilities approximates their fair value.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.
As of December 31, 2020, the Company's consolidated subsidiary was SLIC SPV.
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected cash.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment and syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized in income when earned or when the services are rendered and there is no uncertainty or contingency related to the amount to be received.
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Realized Gains/Losses
Realized gains or losses on investments are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock and Preferred Stock are capitalized as “deferred offering costs” on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the initial capital call and Preferred Stock Issuance Date, respectively, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Stock, and issuance of its Series A Preferred Stock.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
The Company pays the Investment Adviser a base management fee under the Investment Advisory Agreement as described in Note 3 below. The fee is recorded in the Consolidated Statement of Operations.
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. SLIC SPV is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
New Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
Other than the accounting guidance described above, management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial statements.
(3)Related Party Transactions
Investment Advisory Agreement
On September 24, 2020, the Company’s Board of Directors (the “Board of Directors”), including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act.
The Company pays the Investment Adviser a Base Management Fee for its services under the Investment Advisory Agreement. The cost of both the Base Management Fee will ultimately be borne by holders of our Common Stock.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.25% of the Company's average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company's first quarter, Capital Under Management as of such quarter-end). Capital Under Management does not include capital acquired through the use of leverage. The Adviser will not receive any fees on unused capital commitments. The Base Management Fee for any partial quarter will be appropriately prorated.
From August 24, 2020 (inception) to December 31, 2020, $27 of Base Management Fee accrued to the Adviser.
As of December 31, 2020, $27 was payable to the Investment Adviser relating to Base Management Fee.

Administration Agreement
MS Private Credit Administrative Services LLC, f/k/a MS BDC Administrative Services LLC (the “Administrator”), is the administrator of the Company pursuant to an administration agreement entered into by the Company and the Administrator on September 24, 2020 (the “Administration Agreement”).
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to the Company’s Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the year ended December 31, 2020, the Company incurred $18 in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statement of Operations. As of December 31, 2020, $18 was unpaid and included in payable to affiliate in the Consolidated Statement of Assets and Liabilities.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).
(4) Investments
The composition of the Company’s investment portfolio as of December 31, 2020 at cost and fair value was as follows:

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$107,564	$107,669	99.5%
Other Securities	553	553	0.5%
Total	$108,117	$108,222	100.0%
The industry composition of investments as of December 31, 2020 at fair value was as follows:

December 31, 2020
Aerospace and Defense	11.1%
Auto Components	1.6
Commercial Services & Supplies	13.2
Containers & Packaging	3.9
Food Products	3.9
Health Care Providers & Services	7.4
Health Care Technology	2.7
Insurance	20.7
Interactive Media & Services	7.1
Leisure Products	7.4
Multi-Utilities	7.7
Software	13.3
Total	100.0%

The geographic composition of investments as of December 31, 2020 at cost and fair value was as follows:

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$108,117	$108,222	100.0%
Total	$108,117	$108,222	100.0%
(5) Fair Value Measurements
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level 2—inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company will determine whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained.
The following table presents the fair value hierarchy of the investments as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,698	$101,971	$107,669
Other Securities	—	—	553	553
Total	$—	$5,698	$102,524	$108,222

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2020:

	First Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	102,934	550	103,484
Proceeds from principal repayments and sales of investments	(993)	—	(993)
Accretion of discount/amortization of premium, including capitalized PIK interest	30	3	33
Net change in unrealized appreciation (depreciation)	—	—	—
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	—	—	—
Fair value, end of period	$101,971	$553	$102,524

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2020	$—	$—	$—
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$101,971	Yield Analysis	Discount Rate	5.91%	8.86%	6.98%
Investments in other securities	553	Market Approach	EBITDA Multiple	10.00x	10.01x	10.00x
Total	$102,524
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value
The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2020 were as follows:

	Carrying Value	Fair Value
JPM Funding Facility	$57,500	$57,500
Total	$57,500	$57,500
The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the JPM Funding Facility, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
JPM Funding Facility
On December 3, 2020, SLIC SPV entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment

Feeder Fund GP Ltd., as pledgors, the lenders party thereto, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, pursuant to which JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount up to $250 million at any one time outstanding (the “JPM Funding Facility”), with an accordion feature, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars, pound sterling, Euro or Canadian dollars, and subject to certain exceptions, the interest charged on the JPM Funding Facility is based on LIBOR (Dollar), LIBOR (GBP), EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.55% prior to the transition date, and 2.80% subsequent to the transition date, as set forth in the Loan and Security Agreement.
As of December 31, 2020, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
The summary information of the JPM Funding Facility is as follows:

For the period from August 24, 2020 (inception) through December 31, 2020
Borrowing interest expense	$38
Facility unused commitment fees	94
Amortization of deferred financing costs	28
Total	$160
Weighted average interest rate (excluding unused fees and financing costs)(1)	2.78%
Weighted average outstanding balance(1)	$17,069
(1)Calculated for the period from December 3, 2020 (JPM Funding Facility closing date) through December 31, 2020.
During the period from August 24, 2020 (inception) to December 31, 2020, the Company borrowed $57,500 under the JPM Funding Facility.
As of December 31, 2020, the Company had $57,500 outstanding under the JPM Funding Facility.
As of December 31, 2020, the Company had $192,500 of unused capacity under the JPM Funding Facility (subject to borrowing base availability).
(7)Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
As of December 31, 2020, the Company had $41,952 of unfunded commitments to fund delayed draw and revolving senior secured loans.

A summary of the Company’s contractual payment obligations under the JPM Funding Facility as of December 31, 2020 is as follows.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$57,500	$—	$—	$57,500	$—
Total Contractual Obligations	$57,500	$—	$—	$57,500	$—
As of December 31, 2020, the Company had $502,320 in total capital commitments from common stockholders, of which $425,300 were unfunded.
(8)Net Assets
The Company has the authority to issue 100,000,000 common stock shares at $0.001 per share par value and 1,000,000 preferred stock shares at $0.001 per share par value.
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statement of Assets and Liabilities:

As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$—
Net investment loss	(154)
Accumulated realized gain (loss)	—
Net unrealized appreciation (depreciation)	105
Dividends declared	(96)
Tax reclassifications to equity of holders of Common Stock (Note 10)	16
Net distributable earnings (accumulated losses), end of period	$(129)
On October 9, 2020, the Company completed its initial closing of Capital Commitments of $479.5 million. Subsequently, the Company completed one additional closing. As of December 31, 2020, the Company received aggregate Capital Commitments of $502.3 million, including $20 Seed Capital from the Adviser. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from initial capital call through December 31, 2020 are set forth below (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
October 19, 2020	550,000	$11.00
October 30, 2020	1,106,640	22.00
November 13, 2020	1,108,312	22.00
December 2, 2020	1,108,312	22.00
Total	3,873,264	$77.00
The Company’s weighted average number of shares outstanding from October 19, 2020 (initial capital call) to December 31, 2020 was 2,676,338 shares.
As of December 31, 2020, the Company had $502,320 in total capital commitments from stockholders, of which approximately $425,300 were unfunded.

(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

For the period from August 24, 2020 (inception) through December 31, 2020
Numerator for basic and diluted earnings per common share - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$(62)
Denominator for basic and diluted earnings per common share - weighted average shares outstanding (1)	2,676,338
Basic and diluted earnings per common share	$(0.02)
(1) Calculated for the period from October 19, 2020, the date of first external issuance of shares through December 31, 2020.
(10)    Income Taxes
For income tax purposes, distributions made to holders of the Company's Preferred Stock and Common Stock are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the period from August 24, 2020 (inception) to December 31, 2020 were as follows:

For the period from August 24, 2020 (inception) through December 31, 2020
Distributions paid from:
Ordinary income (including net short-term capital gains)	$96
Net long-term capital gains	—
Total taxable distributions	$96
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
During the period from August 24, 2020 (inception) to December 31, 2020, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company's Common Stock in 2021. The amount carried forward to 2021 is estimated to be approximately $10, all of which is expected to be ordinary income, although these amounts will not be finalized until the 2020 tax returns are filed in 2021.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment of net operating losses, dividend re-designations and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

As of December 31, 2020
Paid-in capital in excess of par value of Common Stock	$(16)
Net distributable earnings (loss)	16
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at December 31, 2020 are as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2020):

As of December 31, 2020
Gross unrealized appreciation	$105
Gross unrealized depreciation	—
Net unrealized appreciation (depreciation)	$105
Tax cost of investments at year end	$108,117
(11)Consolidated Financial Highlights
The Company commenced investment operations in October 2020. Net asset value, at the beginning of period represents the initial offering price per common share. The following are the financial highlights (dollar amounts in thousands, except per share amounts):

From August 24, 2020 (inception) to December 31, 2020
Per Common Share Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	(0.06)
Net unrealized and realized gain (loss)(2)	(0.23)
Net increase (decrease) in net assets resulting from operations	(0.29)
Dividends declared	(0.02)
Issuance of common stock	0.15
Total increase (decrease) in net assets	(0.16)
Net asset value, end of period	$19.84
Common shares outstanding, end of period	3,874,264
Total return based on net asset value(3)	(0.80)%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$77,396
Weighted average common shares outstanding(4)	2,676,338
Ratio of total expenses to average net assets(5)	2.63%
Ratio of net investment income to average net assets(5)	0.08%
Total capital commitments, end of period	$502,320
Ratios of total contributed capital to total committed capital, end of period	15.33%
Asset coverage ratio	233.39%
Portfolio turnover rate	1.83%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	From August 24, 2020 (inception) to December 31, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return (not annualized) is calculated as the change in net asset value per common share during the period divided by the beginning net asset value per common share. Because the Company was launched on August 24, 2020 and commenced investment operations in October 2020, the total return for the short operating period is not indicative of the actual performance. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been (1.55)%.

(4)	Calculated for the period from October 19, 2020, the date of first external issuance of common shares through December 31, 2020.
(5)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.

(12)Selected Quarterly Data (Unaudited)

	As of and For the Three Months Ended December 31, 2020	August 24, 2020 (inception) through September 30, 2020
Total investment income	$582	$—
Total expenses	736	182
Net investment loss	(154)	(182)
Net realized and unrealized gains (losses)	105	—
Net decrease in net assets resulting from operations	$(49)	$(182)
Net investment loss per common share (basic and diluted)	$(0.06)	$(181.89)
Earnings per common share (basic and diluted)	$(0.02)	$(181.89)
Weighted average common shares outstanding	2,676,338	1,000
Distributions declared per common share	$0.02	$—
Net asset value per common share	$19.84	$(161.89)
(13)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On February 1, 2021, the Company closed new capital commitments of $150.0 million, which brings total capital commitments to approximately $652.3 million.
On February 1, 2021, the Company filed its Second Amended and Restated Certificate of Incorporation, which amended and restated the Company’s Amended and Restated Certificate of Incorporation, dated as of September 24, 2020, to clarify that the Company may be subject to provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA.
On February 1, 2021, the Company entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Investment Adviser which amended and restated the Investment Advisory Agreement to clarify that the Company may be subject to provisions of ERISA, during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA. No material terms changed in the Restated Advisory Agreement as compared to the Investment Advisory Agreement, including the Base Management Fee.
On February 1, 2021, the Company entered into an amended and restated administration agreement (the “Restated Administration Agreement”) with the Administrator which amended and restated the Administration Agreement to clarify that the Company may be subject to provisions of ERISA during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA and to make certain conforming changes in connection with such revisions. No material terms changed in the Restated Administration Agreement as compared to the Administration Agreement.
On February 1, 2021, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total capital commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company's behalf within three years of October 9, 2020.
On March 5, 2021, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $22.5 million. The sale of 1,113,310 shares of our Common Stock closed on March 12, 2021.

On March 9, 2021, our Board of Directors declared a distribution of $0.20 per share payable on April 15, 2021 to holders of Common Stock on record as of March 9, 2021.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of SL Investment Corp.(1)
3.2	Certificate of Designation of 12.0% Series A Cumulative Preferred Stock of SL Investment Corp.(2)
3.3	Bylaws of SL Investment Corp.(2)
4.1*	Description of Securities.
10.1	Investment Advisory Agreement by and between SL Investment Corp. and MS Capital Partners Adviser Inc., dated as of September 24, 2020.(2)
10.2	Amended and Restated Investment Advisory Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS Capital Partners Adviser Inc.(1)
10.3	Administration Agreement by and between SL Investment Corp. and MS BDC Administrative Services LLC, dated as of September 24, 2020.(2)
10.4	Amended and Restated Administration Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS BDC Administrative Services LLC.(1)
10.5	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(2)
10.6
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(2)

10.7	Form of Indemnification Agreement.(2)
10.8	Form of Subscription Agreement.(2)
10.9*
Loan and Security Agreement, dated as of December 3, 2020, among SLIC Financing SPV LLC, SL Investment Corp., as Parent, SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and SL Investment Corp., as Servicer.

14.1	Code of Ethics of SL Investment Corp.(2)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(2)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company's Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)
(2)	Incorporated by reference to the Company's Form 10-12G/A filed by the Company on November 25, 2020 (File No. 000-56211)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

Dated: March 22, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2021	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 22, 2021	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 22, 2021	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 22, 2021	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 22, 2021	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 22, 2021	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 22, 2021	By:	/s/ Adam Metz
Adam Metz Director