Form 10-Q
period 2021-03-31
SL Investment Corp.
filed 2021-05-11
CIK 1825590

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01366

SL Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3472615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway	10036
New York, NY	(Zip Code)
(Address of principal executive offices)

1 (212) 761-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 11, 2021, the Registrant had 6,667,037 shares of common stock, $0.001 par value, outstanding.

SL Investment Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SL Investment Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiary (the "Company") including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month ended March 31, 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from August 24, 2020 (inception) to December 31, 2020 (not presented herein) and in our report dated March 22, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to consolidated statements of assets and liabilities from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/Deloitte & Touche LLP
New York, NY
May 11, 2021

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	As of March 31, 2021	As of December 31, 2020
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $189,410 and $108,117 at March 31, 2021 and December 31, 2020, respectively)	$191,387	$108,222
Cash	21,646	25,877
Deferred financing costs	2,890	3,033
Deferred offering costs	43	62
Interest receivable from non-controlled/non-affiliated investments	578	302
Receivable for investments sold	28	11
Prepaid expenses and other assets	53	77
Total assets	$216,625	$137,584

Liabilities
Debt	$109,900	$57,500
Payable to affiliate (Note 3)	658	549
Financing costs payable	1,611	1,611
Dividends payable	791	83
Management fee payable	55	27
Interest payable	526	38
Accrued expenses and other liabilities	829	380
Total liabilities	$114,370	$60,188

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	$1	$1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common stock, par value $0.001 per share (100,000,000 shares authorized and 4,987,574 and 3,874,264 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	5	4
Paid-in capital in excess of par value of Common stock	99,499	77,000
Net distributable earnings (losses)	2,230	(129)
Total net assets	$102,255	$77,396
Total liabilities and net assets	$216,625	$137,584
Net asset value per common share	$20.40	$19.84

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Operations (Unaudited)
(In thousands, except share and per share data)

Three months ended March 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,565
Payment-in-kind interest income	21
Other income	146
Total investment income	2,732

Expenses:
Interest expense	928
Management fees	55
Organization and offering costs	129
Professional fees	181
Directors’ fees	50
Administrative service fees	15
General and other expenses	96
Total expenses	1,454
Net investment income (loss)	1,278

Net change in unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	1,872
Net increase (decrease) in net assets resulting from operations	3,150
Preferred stock dividend	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common stock	$3,134

Per common share information—basic and diluted
Net investment income (loss) per common share (basic and diluted):	$0.31
Earnings per common share (basic and diluted):	$0.76
Weighted average common shares outstanding (basic and diluted) (Note 9):	4,121,667
Dividend declared per common share	$0.20

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Changes in Net Assets (Unaudited)
(In thousands, except share data)

Three months ended March 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,278
Net change in unrealized appreciation (depreciation)	1,872
Net increase (decrease) in net assets resulting from operations	3,150

Capital transactions:
Issuance of common stock	22,500
Dividends declared on Preferred stock and Common stock (Note 8)	(791)
Net increase (decrease) in net assets resulting from capital transactions	21,709
Total increase (decrease) in net assets	24,859
Net assets at beginning of period	77,396
Net assets at end of period	$102,255

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share and per share data)

Three months ended March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,150
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(1,872)
Net accretion of discount and amortization of premium	(185)
Payment-in-kind interest capitalized	(21)
Amortization of deferred financing cost	172
Amortization of offering cost	19
Purchases of investments and change in payable for investments purchased	(81,608)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	504
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(276)
(Increase) decrease in prepaid expenses and other assets	24
(Decrease) increase in payable to affiliate	109
(Decrease) increase in management fee payable	28
(Decrease) increase in interest payable	488
(Decrease) increase in accrued expenses and other liabilities	449
Net cash provided by (used in) operating activities	(79,019)

Cash flows from financing activities:
Borrowings on credit facility	57,400
Repayments on credit facility	(5,000)
Deferred financing costs paid	(29)
Dividends paid in cash	(83)
Proceeds from issuance of common shares	22,500
Net cash provided by (used in) financing activities	74,788
Net increase (decrease) in cash and cash equivalents	(4,231)
Cash and cash equivalents, beginning of period	25,877
Cash and cash equivalents, end of period	$21,646

Supplemental information and non-cash activities:
Interest paid during the period	$53
Accrued but unpaid deferred financing costs during the period	$28
Dividends payable	$791
Excise tax paid (Note 2)	$—

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (8)	L + 5.00%	6.00%	12/22/2020	12/22/2026	12,326	$12,028	$12,319	12.05%
Jonathan Acquisition Company	(4) (5) (11)	L + 5.00%	6.00%	12/22/2020	12/22/2025	275	229	274	0.27
							12,257	12,593	12.32
Auto Components
Sonny's Enterprises, Inc.	(4) (5) (8)	L + 7.00%	8.00%	12/28/2020	08/05/2026	2,078	1,994	2,078	2.03
Sonny's Enterprises, Inc.	(4) (5) (11)	L + 7.00%	8.00%	12/28/2020	08/05/2026	1,818	1,783	1,818	1.78
							3,777	3,896	3.81
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(4) (5) (8)	L + 4.75%	5.75%	11/13/2020	11/12/2027	5,639	5,585	5,639	5.51
Capstone Acquisition Holdings, Inc.	(4) (5) (11)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(5)	—	—
Sweep Purchaser LLC	(4) (5) (8)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,953	2,897	2,897	2.83
Sweep Purchaser LLC	(4) (5) (8)	L + 5.75%	6.75%	11/30/2020	11/30/2026	750	734	734	0.72
Sweep Purchaser LLC	(4) (5) (11)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(7)	(7)	(0.01)
Sweep Purchaser LLC	(4) (5) (11)	L + 5.75%	6.75%	02/12/2021	11/30/2026	—	(9)	(9)	(0.01)
Valcourt Holdings II LLC	(4) (5) (8)	L + 5.50%	6.50%	01/07/2021	01/07/2027	8,531	8,366	8,362	8.18
Valcourt Holdings II LLC	(4) (5) (8)	L + 5.50%	6.50%	03/15/2021	01/07/2027	4,331	4,245	4,245	4.15
Valcourt Holdings II LLC	(4) (5) (11)	L + 5.50%	6.50%	01/07/2021	01/07/2027	—	(44)	(46)	(0.04)
Vessco Midco Holdings LLC	(4) (5) (8)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,512	5,460	5,512	5.39
Vessco Midco Holdings LLC	(4) (5) (11)	L + 4.50%	5.50%	10/30/2020	11/02/2026	1,738	1,705	1,738	1.70
Vessco Midco Holdings LLC	(4) (5) (11)	L + 4.50%	5.50%	10/30/2020	10/18/2026	358	350	358	0.35
VRC Companies LLC	(4) (5) (8)	L + 6.50%	7.50%	02/11/2021	03/31/2023	1,440	1,384	1,384	1.35
							30,661	30,807	30.13
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (8)	L + 5.75%	6.75%	10/27/2020	10/17/2024	4,294	4,236	4,294	4.20
Diversified Consumer Services
Mammoth Holdings LLC	(4) (5) (8)	L + 6.00%	7.00%	03/23/2021	10/16/2023	3,505	3,470	3,470	3.39
Mammoth Holdings LLC	(4) (5) (11)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(76)	(76)	(0.07)
Mammoth Holdings LLC	(4) (5) (11)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(4)	(4)	—
							3,390	3,390	3.32
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (8)	L + 6.25%	7.25%	12/18/2020	12/18/2025	3,741	3,669	3,741	3.66
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (8)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	6,748	6,912	6.76
Bearcat Buyer, Inc.	(4) (5) (11)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,312	6,151	6,312	6.17

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
DCA Investment Holdings LLC	(4) (5) (8)	L + 6.25%	7.00%	03/12/2021	03/12/2027	4,814	$4,742	$4,742	4.64%
DCA Investment Holdings LLC	(4) (7) (11)	L + 6.25%	7.00%	03/12/2021	03/12/2027	—	(9)	(9)	(0.01)
Stepping Stones Healthcare Services LLC	(4) (5) (8)	L + 6.25%	7.25%	03/09/2021	03/09/2027	6,331	6,236	6,236	6.10
Stepping Stones Healthcare Services LLC	(4) (5) (11)	L + 6.25%	7.25%	03/09/2021	03/09/2027	—	(13)	(13)	(0.01)
Stepping Stones Healthcare Services LLC	(4) (5) (11)	L + 6.25%	7.25%	03/09/2021	03/09/2026	—	(11)	(11)	(0.01)
							23,844	24,169	23.64
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (8)	L + 5.50%	6.50%	11/09/2020	02/03/2026	3,117	3,030	3,117	3.05
Lightspeed Buyer, Inc.	(4) (5) (11)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(58)	—	—
							2,972	3,117	3.05
Insurance
Higginbotham Insurance Agency, Inc.	(4) (5) (8)	L + 5.75%	6.50%	11/25/2020	11/25/2026	4,877	4,808	4,877	4.77
Higginbotham Insurance Agency, Inc.	(4) (7) (11)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(10)	—	—
High Street Insurance Partners, Inc.	(4) (5) (11)	L + 6.50%	7.50%	03/03/2021	12/03/2025	698	609	609	0.60
Integrity Marketing Acquisition LLC	(4) (5) (11)	L + 6.25%	7.25%	02/05/2021	08/27/2025	—	(363)	(363)	(0.35)
Patriot Growth Insurance Services LLC	(4) (5) (11)	L + 5.50%	6.50%	01/07/2021	01/02/2025	—	(294)	(294)	(0.29)
Propel Insurance Agency LLC	(4) (5) (8)	L + 5.00%	6.00%	12/09/2020	06/01/2024	6,127	6,070	6,127	5.99
Propel Insurance Agency LLC	(4) (5) (11)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(6)	—	—
World Insurance Associates LLC	(4) (5) (8)	L + 5.75%	6.75%	12/23/2020	04/01/2026	11,882	11,541	11,644	11.39
World Insurance Associates LLC	(4) (5) (11)	L + 5.75%	6.75%	12/23/2020	04/01/2026	1,392	1,328	1,331	1.30
							23,683	23,931	23.40
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (8)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,875	7,724	7,875	7.70
MSM Acquisitions, Inc.	(4) (5) (11)	L + 6.00%	7.00%	12/09/2020	12/09/2026	1,660	1,620	1,660	1.62
MSM Acquisitions, Inc.	(4) (5) (11)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(25)	—	—
							9,319	9,535	9.32
IT Services
Donuts, Inc.	(4) (5) (8)	L + 6.00%	7.00%	01/20/2021	12/29/2026	6,234	6,112	6,112	5.98
Government Brands LLC	(4) (5) (8)	L + 6.00%	7.00%	01/08/2021	07/09/2025	5,424	5,333	5,334	5.22
Government Brands LLC	(4) (5) (11)	L + 6.00%	7.00%	01/08/2021	07/09/2025	—	(91)	(91)	(0.09)
Government Brands LLC	(4) (5) (11)	L + 6.00%	7.00%	01/08/2021	07/09/2024	—	(10)	(10)	(0.01)
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (8)	L + 6.00%	7.00%	02/01/2021	01/22/2027	5,145	5,045	5,045	4.93
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (11)	L + 6.00%	7.00%	02/01/2021	01/22/2027	177	152	152	0.15
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (11)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(9)	(9)	(0.01)
							16,532	16,533	16.17

SL Investment Corp
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (8)	L + 5.00%	6.00%	11/16/2020	11/16/2026	10,444	$10,308	$10,343	10.11%
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (11)	L + 5.00%	6.00%	11/16/2020	11/16/2026	659	642	647	0.63
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (11)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(16)	(11)	(0.01)
							10,934	10,979	10.74
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (8)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,505	8,382	8,505	8.32
AWP Group Holdings, Inc.	(4) (5) (11)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(11)	—	—
AWP Group Holdings, Inc.	(4) (5) (11)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(27)	—	—
Ground Penetrating Radar Systems LLC	(4) (5) (8)	L + 4.75%	5.75%	03/10/2021	06/26/2026	3,787	3,712	3,712	3.63
Ground Penetrating Radar Systems LLC	(4) (5) (11)	L + 4.75%	5.75%	03/10/2021	06/26/2025	141	127	127	0.12
							12,183	12,344	12.07
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (8)	L + 6.25%	7.25%	03/17/2021	03/10/2027	8,100	7,919	7,919	7.74
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (11)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(17)	(17)	(0.02)
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (11)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(14)	(14)	(0.01)
							7,888	7,888	7.71
Software
GS AcquisitionCo, Inc.	(4) (5) (8)	L + 5.75%	6.75%	12/04/2020	05/24/2024	7,871	7,763	7,793	7.62
GS AcquisitionCo, Inc.	(4) (5) (11)	L + 5.75%	6.75%	12/04/2020	05/24/2024	2,277	2,220	2,217	2.17
GS AcquisitionCo, Inc.	(4) (5) (11)	L + 5.75%	6.75%	12/04/2020	05/24/2024	203	197	198	0.19
Gurobi Optimization LLC	(4) (5) (8)	L + 5.25%	6.25%	11/12/2020	12/19/2023	4,442	4,403	4,442	4.34
Gurobi Optimization LLC	(4) (5) (11)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(5)	—	—
Pound Bidco, Inc.	(4) (5) (8) (9)	L + 6.50%	7.50%	01/28/2021	02/01/2026	2,132	2,090	2,090	2.04
Pound Bidco, Inc.	(4) (5) (8) (9) (11)	L + 6.50%	7.50%	01/28/2021	02/01/2026	—	(7)	(7)	(0.01)
							16,661	16,733	16.36
Total First Lien Debt							$182,006	$183,950	$179.89%

Second Lien Debt
Software
Flexera Software LLC	(4) (5) (8)	L + 7.00%	8.00%	03/03/2021	03/03/2029	1,500	$1,470	$1,470	1.44%
IT Services
Idera, Inc.	(7) (8)	L + 6.75%	7.50%	02/04/2021	03/02/2029	530	526	527	0.52
Red Dawn SEI Buyer Inc.	(4) (5) (8)	L + 8.50%	9.50%	01/27/2021	11/20/2026	1,000	976	976	0.95
							1,502	1,503	1.47

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Electronic Equipment, Instruments & Components
Infinite Bidco LLC	(4) (6) (8)	L + 7.00%	7.50%	02/24/2021	03/02/2029	3,000	$2,987	$2,987	2.92%
Infinite Bidco LLC	(4) (6) (11)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(4)	(4)	—
							2,983	2,983	2.92
Total Second Lien Debt							$5,955	$5,956	5.82%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)	16.25% PIK		12/18/2020	06/18/2026	531	$524	$524	0.51%
Total Unsecured Debt							524	524	0.51
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4)					4,500	450	450	0.44
CSC Thrive Holdings, LP (Thrive Networks)	(4)					50,000	125	125	0.12
GSM Equity Investors, LP (GSM Outdoors)	(4)					500	50	82	0.08
SSG Holdco LLC (Stepping Stones Healthcare Services LLC)	(4)					2,017	300	300	0.29
Total Common Equity							925	957	0.94
Total Other Securities							$1,449	$1,481	1.45%
Total Portfolio Investments							$189,410	$191,387	187.17%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the SL Investment Corp. (the “Company”) are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term "Company" shall include the Company and its consolidated subsidiary. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of March 31, 2021, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate ( "LIBOR" or “L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for the Company's variable rate loans were the 1-month L at 0.11%, the 3-month L at 0.19% and the 6-month L at 0.21%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors of the Company (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)The interest rate floor on these investments as of March 31, 2021 was 1%.
(6)The interest rate floor on these investments as of March 31, 2021 was 0.5%.
(7)The interest rate floor on these investments as of March 31, 2021 was 0.75%.
(8)Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(9)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets represented 1% of total assets as calculated in accordance with regulatory requirements.
(10)Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Abacus Data Holdings, Inc.	1.00%	Delayed Draw Term Loan	09/10/2022	1,500	$(17)
Abacus Data Holdings, Inc.	0.50%	Revolver	03/10/2027	600	(14)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	—
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,895	—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	513	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/13/2022	1,013	—
DCA Investment Holdings LLC	0.00%	Delayed Draw Term Loan	03/12/2023	1,186	(9)
Government Brands LLC	1.00%	Delayed Draw Term Loan	01/08/2022	5,500	(91)
Government Brands LLC	0.50%	Revolver	07/09/2024	625	(10)
Ground Penetrating Radar Systems LLC	0.50%	Revolver	06/26/2025	563	(11)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/17/2021	1,462	(15)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/17/2021	2,283	(23)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	254	(3)
GSM Acquisition Corp. (GSM Outdoors)	1.00%	Delayed Draw Term Loan	11/16/2022	605	(6)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,139	(11)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	536	—
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	1,373	—
High Street Insurance Partners, Inc.	1.00%	Delayed Draw Term Loan	03/03/2023	5,302	(78)
Integrity Marketing Acquisition LLC	1.00%	Delayed Draw Term Loan	02/07/2022	25,000	(363)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,648	(1)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	3,125	—
Mammoth Holdings LLC	0.50%	Delayed Draw Term Loan	09/23/2022	7,625	(76)
Mammoth Holdings LLC	0.50%	Revolver	10/16/2023	408	(4)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	06/09/2022	1,625	—
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	1,316	—
Patriot Growth Insurance Services LLC	0.75%	Delayed Draw Term Loan	01/07/2023	12,500	(294)
Pound Bidco, Inc.	0.50%	Revolver	02/01/2026	388	(7)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	1,291	—
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	2,344	—
Stepping Stones Healthcare Services LLC	1.00%	Delayed Draw Term Loan	03/09/2023	883	(13)
Stepping Stones Healthcare Services LLC	0.50%	Revolver	03/09/2026	736	(11)
Sweep Purchaser LLC	1.00%	Delayed Draw Term Loan	02/12/2023	750	(7)
Sweep Purchaser LLC	1.00%	Delayed Draw Term Loan	11/30/2022	188	(3)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	469	(9)
Thrive Buyer, Inc.	1.00%	Delayed Draw Term Loan	01/22/2023	1,109	(22)
Thrive Buyer, Inc.	0.50%	Revolver	01/22/2027	444	(9)

SL Investment Corp
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt (continued)
Valcourt Holdings II LLC	1.00%	Delayed Draw Term Loan	01/07/2023	2,303	(46)
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	1,840	—
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	537	—
VRC Companies LLC	0.75%	Delayed Draw Term Loan	02/11/2022	1,560	(29)
World Insurance Associates LLC	1.00%	Delayed Draw Term Loan	06/23/2022	1,692	(34)
Total First Lien Debt Unfunded Commitments				97,709	$(1,216)
Second Lien Debt
Infinite Bidco LLC	1.00%	Delayed Draw Term Loan	03/18/2022	1,500	$(4)
Total Second Lien Debt Unfunded Commitments				1,500	(4)
Total Unfunded Commitments				99,209	$(1,220)

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5)	L + 5.00%	6.00%	12/22/2020	12/22/2026	12,357	$12,049	$12,049	15.57%
Jonathan Acquisition Company	(4) (5) (9)	L + 5.00%	6.00%	12/22/2020	12/22/2025	—	(48)	(48)	(0.06)
							12,001	12,001	15.51
Auto Components
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 7.00%	8.00%	12/28/2020	08/05/2026	1,823	1,787	1,787	2.31
Sonny's Enterprises, Inc.	(4) (5) (9)	L + 7.00%	8.00%	12/28/2020	08/05/2026	—	(89)	(89)	(0.11)
							1,698	1,698	2.19
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	5,653	5,598	5,691	7.35
Capstone Acquisition Holdings, Inc.	(5) (9)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(5)	7	0.01
Sweep Purchaser LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,953	2,895	2,895	3.74
Sweep Purchaser LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(9)	(9)	(0.01)
Sweep Purchaser LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(9)	(9)	(0.01)
Vessco Midco Holdings LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,526	5,472	5,472	7.07
Vessco Midco Holdings LLC	(4) (5) (9)	L + 4.50%	5.50%	10/30/2020	11/02/2026	268	233	233	0.30
Vessco Midco Holdings LLC	(4) (5) (9)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(9)	(9)	(0.01)
							14,166	14,271	18.44
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 6.00%	7.00%	10/27/2020	10/17/2024	4,305	4,243	4,243	5.48
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5)	L + 6.25%	7.25%	12/18/2020	12/18/2025	3,750	3,675	3,675	4.75
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	6,741	6,741	8.71
Bearcat Buyer, Inc.	(4) (5) (9)	L + 4.75%	5.75%	11/18/2020	07/09/2026	1,425	1,256	1,256	1.62
							7,997	7,997	10.33
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	3,125	3,033	3,033	3.92
Lightspeed Buyer, Inc.	(4) (5) (9)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(61)	(61)	(0.08)
							2,972	2,972	3.84
Insurance
Higginbotham Insurance Agency, Inc.	(4) (6) (7)	L + 5.75%	6.50%	11/25/2020	11/25/2026	4,877	4,805	4,805	6.21
Higginbotham Insurance Agency, Inc.	(4) (7) (9)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(10)	(10)	(0.01)
Propel Insurance Agency LLC	(4) (5) (6)	L + 5.00%	6.00%	12/09/2020	06/01/2024	6,142	6,082	6,082	7.86
Propel Insurance Agency LLC	(4) (5) (9)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(6)	(6)	(0.01)
World Insurance Associates LLC	(4) (5) (6)	L + 5.50%	6.50%	12/23/2020	04/01/2026	11,912	11,556	11,556	14.93
World Insurance Associates LLC	(4) (5) (9)	L + 5.50%	6.50%	12/23/2020	04/01/2026	—	(46)	(46)	(0.06)
							22,381	22,381	28.92

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,895	$7,738	$7,738	10.00%
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(16)	(16)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(26)	(26)	(0.03)
							7,696	7,696	9.94
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	7,595	7,483	7,483	9.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	534	516	516	0.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(17)	(17)	(0.02)
							7,982	7,982	10.31
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,526	8,399	8,399	10.85
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(12)	(12)	(0.02)
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(28)	(28)	(0.04)
							8,359	8,359	10.80
Software
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	7,891	7,775	7,775	10.05
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	2,283	2,221	2,221	2.87
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(7)	(7)	(0.01)
Gurobi Optimization LLC	(4) (5) (6)	L + 5.25%	6.25%	11/12/2020	12/19/2023	4,453	4,410	4,410	5.70
Gurobi Optimization LLC	(4) (5) (9)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(5)	(5)	(0.01)
							14,394	14,394	18.60
Total First Lien Debt							$107,564	$107,669	139.11%
Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (8)	N/A	16.25% PIK	12/18/2020	06/18/2026	503	$503	$503	0.65%
Total Unsecured Debt							503	503	0.65
Common Equity
GSM Equity Investors, LP (GSM Outdoors)	(4)					500	50	50	0.06
Total Common Equity							50	50	0.06
Total Other Securities							$553	$553	0.71
Total Portfolio Investments							$108,117	$108,222	139.83%

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiary. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 1-month L at 0.14%, the 3-month L at 0.24% and the 6-month L at 0.26%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor of these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(7)	The interest rate floor of these investments as of December 31, 2020 was 0.75%.
(8)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2020:

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	$(12)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,895	(28)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	5,413	(133)
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/13/2022	1,013	7
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/27/2021	3,744	(36)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	457	(7)
GSM Acquisition Corp.	1.00%	Delayed Draw Term Loan	11/16/2022	732	(11)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	1,139	(17)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	536	(5)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	1,373	(10)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,922	(48)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	3,125	(61)
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	3,289	(16)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	1,316	(26)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	1,291	(6)
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	4,427	(88)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	938	(9)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	469	(9)
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	3,311	(32)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	895	(9)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	06/23/2022	3,088	(46)
Total First Lien Debt Unfunded Commitments				41,952	$(602)
Total Unfunded Commitments				41,952	$(602)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

(1)Organization

SL Investment Corp. (together with its consolidated subsidiary, the “Company”) is a Delaware corporation formed on August 24, 2020 structured as an externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On September 24, 2020, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) in the State of Delaware to, among other things, authorize additional shares of its common stock, par value $0.001 per share (the “Common Stock”), and to authorize shares of preferred stock having a par value of $0.001 per share (the “Series A Preferred Stock”) such that the Company has authorized stock consisting of 100,000,000 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock.

On September 24, 2020, the then sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company, effective as of September 25, 2020. As a result of the stockholder approval, effective September 25, 2020, the asset coverage ratio decreased to 150% from 200%, so long as the Company meets certain disclosure requirements under the 1940 Act.

The Company commenced investment operations in October 2020. The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors.

On October 19, 2020, the Company sold 521 shares of its Series A Preferred Stock for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On February 1, 2021, the Company filed its Second Amended and Restated Certificate of Incorporation, which amended and restated the Amended and Restated Certificate of Incorporation to clarify that the Company may be subject to provisions of the Employee Retirement Income Security Act of 1971, as amended (“ERISA”), during all periods when its assets are treated as "plan assets" for purposes of ERISA.

The Company is conducting private offerings (the “Private Offerings”) of shares of Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

SLIC Financing SPV LLC (“SLIC SPV”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on November 4, 2020. SLIC SPV expects to hold investments in first and second lien senior secured loans. SLIC SPV is consolidated in these consolidated financial statements commencing from the date of its formation.
(2)Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The carrying value for all assets and liabilities approximates their fair value.

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2021. All intercompany balances and transactions have been eliminated.
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

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiary.

As of March 31, 2021, the Company's consolidated subsidiary was SLIC SPV.

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
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

Organization and Offering Costs

Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock and Series A Preferred Stock are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the initial capital call and Preferred Stock Issuance Date, respectively, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offerings of its Common Stock and issuance of its Series A Preferred Stock.
Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by MS Capital Partners Adviser Inc., (the “Investment Adviser”) on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
The Company pays the Investment Adviser a base management fee under the Investment Advisory Agreement as described in Note 3 below. The fee is recorded in the Consolidated Statement of Operations.
Deferred Financing Costs

Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. SLIC SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company.

For the three months ended March 31, 2021, the Company incurred $317 of U.S. federal excise tax (dollar amount in actual).
New Accounting Standards

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the London Interbank Offered Rate ("LIBOR") or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

Other than the accounting guidance described above, management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial statements.
(3)Related Party Transactions
Investment Advisory Agreement

On February 1, 2021, the Company entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Investment Adviser, which amended and restated the Company's initial investment advisory agreement (the “Investment Advisory Agreement”) to clarify that the Company may be subject to provisions of ERISA, during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA. No material terms changed in the Restated Advisory Agreement as compared to the Investment Advisory Agreement entered into on September 24, 2020, including the Base Management Fee (as defined below).

The Company pays the Investment Adviser a fee for its services under the Restated Advisory Agreement (the "Base Management Fee"). The cost of the Base Management Fee will ultimately be borne by holders of the Common Stock. As a part of the Restated Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company's behalf.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company's first quarter, Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. Capital Under Management does not include capital acquired through the use of leverage. The Investment Adviser will not receive any fees on unused capital commitments.

For the three months ended March 31, 2021, $55 of Base Management Fee was accrued to the Investment Adviser.

As of March 31, 2021 and December 31, 2020, $55 and $27, respectively, was payable to the Investment Adviser relating to Base Management Fees.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”), is the administrator of the Company pursuant to an administration agreement entered into by the Company and the Administrator on September 24, 2020 (the “Administration Agreement”).

On February 1, 2021, the Company entered into an amended and restated administration agreement (the “Restated Administration Agreement”) with the Administrator which amended and restated the Administration Agreement to clarify that the Company may be subject to provisions of ERISA during all periods when its assets are treated as “plan assets” for purposes of ERISA and to make certain conforming changes in connection with such revisions. No material terms changed in the Restated Administration Agreement as compared to the Administration Agreement.

Pursuant to the Restated Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears.

For the three months ended March 31, 2021, the Company incurred $15 in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statement of Operations. As of March 31, 2021, $30 was unpaid and included in payable to affiliate in the Consolidated Statement of Assets and Liabilities.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

Expense Support and Waiver Agreement

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

For the three months ended March 31, 2021, the Company incurred $129 towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.

Adviser Investment

On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).

(4)Investments

The composition of the Company’s investment portfolio at cost and fair value were as follows:

	March 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$182,006	$183,950	96.1%	$107,564	$107,669	99.5%
Second Lien Debt	5,955	5,956	3.1	—	—	—
Other Securities	1,449	1,481	0.8	553	553	0.5
Total	$189,410	$191,387	100.0%	$108,117	$108,222	100.0%

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
The industry composition of investments at fair value were as follows:

	March 31, 2021	December 31, 2020
Aerospace and Defense	6.6%	11.1%
Auto Components	2.0	1.6
Commercial Services & Supplies	16.1	13.2
Containers & Packaging	2.2	3.9
Diversified Consumer Services	1.8	0.0
Food Products	2.2	3.9
Health Care Providers & Services	12.8	7.4
Health Care Technology	1.6	2.7
Insurance	12.5	20.7
Interactive Media & Services	5.0	7.1
IT Services	9.5	0.0
Leisure Products	5.8	7.4
Multi-Utilities	6.4	7.7
Professional Services	4.4	0.0
Software	9.5	13.3
Electronic Equipment, Instruments & Components	1.6	0.0
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	March 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$189,410	$191,387	100.0%	$108,117	$108,222	100.0%
Total	$189,410	$191,387	100.0%	$108,117	$108,222	100.0%

(5)Fair Value Measurements

The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Company's board of directors (the “Board”), with the assistance of the Audit Committee of the Board (the “Audit Committee”), determines the fair value of the assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”). Valuation procedures are set forth in more detail below.

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The Board undertakes a multi-step valuation process each quarter, as described below:

(1)each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser's senior management;

(3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
valuation firm at least once on a rolling twelve month basis) including review of management's preliminary valuation and conclusion of fair value;

(4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board with recommendations with respect to the fair value of each investment in the Company's portfolio; and

(5)    the Board discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

The fair value is generally determined based on the assessment of the following factors, as relevant:
•     the nature and realizable value of any collateral;
•     call features, put features and other relevant terms of debt;
•     the portfolio company's leverage and ability to make payments;
•     the portfolio company's public or "private letter" credit ratings;
•     the portfolio company's actual and expected earnings and cash flow;
•     prevailing interest rates for like securities and expected volatility in future interest rates;
•     the markets in which the issuer does business and recent economic and/or market events; and
•     comparisons to publicly traded securities.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company's portfolio investments.

During the three months ended March 31, 2021, portfolio investments were transferred into Level 3 from Level 2 at fair value as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency. For the three months ended March 31, 2021, there were $5,698 of investments transferred into Level 3 from Level 2.

The following table presents the fair value hierarchy of the investments:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$183,950	$183,950
Second Lien Debt	—	527	5,429	5,956
Other Securities	—	—	1,481	1,481
Total	$—	$527	$190,860	$191,387

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,698	$101,971	$107,669
Other Securities	—	—	553	553
Total	$—	$5,698	$102,524	$108,222

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2021:

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$101,971	$—	$553	$102,524
Purchases of investments	74,780	5,428	875	81,083
Proceeds from principal repayments and sales of investments	(521)	—	—	(521)
Accretion of discount/amortization of premium	184	1	—	185
Payment-in-kind	—	—	21	21
Net change in unrealized appreciation (depreciation)	1,838	—	32	1,870
Transfers into/out of Level 3	5,698	—	—	5,698
Fair value, end of period	$183,950	$5,429	$1,481	$190,860

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2021	$1,838	$—	$32	$1,870

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$183,950	Yield Analysis	Discount Rate	5.63%	8.93%	6.98%
Investments in second lien debt	5,429	Yield Analysis	Discount Rate	8.02%	10.53%	8.68%

Investments in other securities	$524	Yield Analysis	Discount Rate	17.90%	17.90%	17.90%
	957	Market Approach	EBITDA Multiple	10.40x	16.90x	15.73x
	$1,481
Total	$190,860

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$101,971	Yield Analysis	Discount Rate	5.91%	8.86%	6.98%
Investments in other securities	553	Market Approach	EBITDA Multiple	10.00x	10.01x	10.00x
Total	$102,524

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates and indicative quotes. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$109,900	$109,900	$57,500	$57,500
Total	$109,900	$109,900	$57,500	$57,500

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the JPM Funding Facility (as defined below), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility. The summary information of the JPM Funding Facility is as follows:

Three Months Ended March 31, 2021
Borrowing interest expense	$541
Facility unused commitment fees	215
Amortization of financing costs	172
Total	$928
Weighted average interest rate (excluding unused fees and financing costs)	2.78%
Weighted average outstanding balance	$77,876

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
During the three months ended March 31, 2021, the Company borrowed $57,400 and repaid $5,000 under the JPM Funding Facility.

The Company's outstanding debt obligations were as follows:

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$109,900	$140,100	$140,100
Total	$250,000	$109,900	$140,100	$140,100

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$57,500	$192,500	$131,698
Total	$250,000	$57,500	$192,500	$131,698
(1) The amount available reflects any limitations related to such credit facility's borrowing base.

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

As of March 31, 2021, the Company had $99,209 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2020, the Company had $41,952 unfunded commitments to fund delayed draw and revolving senior secured loans.

A summary of the Company’s contractual payment obligations under the JPM Funding Facility as of March 31, 2021 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$109,900	$—	$—	$109,900	$—
Total Contractual Obligations	$109,900	$—	$—	$109,900	$—

As of March 31, 2021 and December 31, 2020, the Company had $652,320 and $502,320, respectively, in total Capital Commitments from holders of the Common Stock, of which $552,800 and $425,300, respectively, were unfunded.
(8)Net Assets

The Company has the authority to issue 100,000,000 shares of common stock at $0.001 par value per share and 1,000,000 shares of Series A Preferred Stock at $0.001 par value per share.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of March 31, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$(129)	$—
Net investment income (loss)	1,278	(154)
Net unrealized appreciation (depreciation)	1,872	105
Dividends declared	(791)	(96)
Tax reclassifications to equity of holders of Common Stock	—	16
Net distributable earnings (accumulated losses), end of period	$2,230	$(129)

During the three months ended March 31, 2021, the Company completed one closing of $150,000 pursuant to a Private Offering. As of March 31, 2021, the Company received aggregate Capital Commitments of $652,320, including $20 Seed Capital from the Investment Adviser.

The following table summarizes the total shares issued to and proceeds received from the Company's capital drawdown delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
Total	1,113,310	$22.50

The Company’s weighted average number of shares outstanding for the three month ended March 31, 2021 was 4,121,667 shares.

The following table summarizes the Company's dividends declared and payable for the three months ended March 31, 2021 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
Total Distributions			$0.20	$775

(9)Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

For the three months ended March 31, 2021
Numerator for basic and diluted earnings per common share - net increase/(decrease) in net assets resulting from operations	$3,134
Denominator for basic and diluted earnings per common share - weighted average shares outstanding	4,121,667
Basic and diluted earnings per common share	$0.76

(10) Financial Highlights

The following are the financial highlights (dollar amounts in thousands, except per common share data):

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

For the three months ended March 31, 2021
Per Common Share Data:(1)
Net asset value, beginning of period	$19.84
Net investment income (loss)	0.31
Net unrealized and realized gain (loss)(2)	0.43
Net increase (decrease) in net assets resulting from operations	0.74
Dividends declared	(0.20)
Issuance of common stock	0.02
Total increase (decrease) in net assets	0.56
Net asset value, end of period	$20.40
Shares outstanding, end of period	4,987,574
Total return based on net asset value(3)	2.81%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$102,255
Weighted average common shares outstanding	4,121,667
Ratio of total expenses to average net assets(4)	6.41%
Ratio of expenses before waivers to average net assets(4)
Ratio of net investment income to average net assets(4)	6.50%
Total capital commitments, end of period	$652,320
Ratios of total contributed capital to total committed capital, end of period	15.26%
Asset coverage ratio	192.60%
Portfolio turnover rate	0.36%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated as the change in net asset value per common share during the period divided by the beginning net asset value per common share. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 2.73%.
(4)Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
(11) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On April 30, 2021, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $35.0 million. The sale of 1,679,463 shares of our Common Stock closed on May 7, 2021.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms
"Company," "we," "our" or "us" refers to SL Investment Corp. and its consolidated subsidiary. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser, or the Investment Adviser, and its affiliates;
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
•the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Investment Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a business development company, or a BDC, and as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under "Item 1A. Risk Factors" and elsewhere in this Report.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.   This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

OVERVIEW
We are an externally managed specialty finance company formed on August 24, 2020 focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated and comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
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
On September 18, 2020, the SEC granted our Investment Adviser exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order), which are managed by our Investment Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the global vaccine rollout, the length of economic recovery, and policies of the new U.S. presidential administration have created stress on the market and could affect our portfolio companies. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed entirely “post-COVID-19” market dislocation and we believe we still have sufficient available capital to be prudently invested in the current credit environment. We intend to continue to deploy capital in a measured pace as we find what we believe are compelling investment opportunities, while seeking to avoid investing in cyclical industries and industries directly impacted by the effects of the Coronavirus pandemic.
We cannot predict the full impact of the Coronavirus pandemic, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and the potential impact on the vaccine rollout. The economic impact of the Coronavirus pandemic is uncertain as the duration and extent of the travel restrictions, business closures and other measures that have been and may in the future be imposed on our portfolio companies, our service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities, is unknown. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

We will continue to monitor the rapidly evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on such pronouncements. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future.
Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high start-up costs or other obstacles that prevent new competitors from easily entering the portfolio company's industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the private credit platform of Morgan Stanley Investment Management, which is Morgan Stanley's investment management unit and represents one of Morgan Stanley's three business segments. MS Capital Partners Adviser Inc., our investment adviser, or the Investment Adviser, is an indirect wholly owned subsidiary of Morgan Stanley. The experienced investment professionals of our Investment Adviser work on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

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
Expenses
Our primary operating expenses include the payment of: (i) a base management fee to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement between us and our Administrator (as amended and restated, the “Restated Administration Agreement”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense support and waiver agreement);
•costs associated with our initial private offering;
•costs of any other offerings of our common stock, par value $0.001 per share (the “Common Stock”), our preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Restated Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
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
We will reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Restated Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY
As of March 31, 2021, we had investments in thirty-five portfolio companies across sixteen industries. Based on fair value as of March 31, 2021, 99.7% of our debt portfolio was invested in debt bearing a floating interest rate. Approximately 99.7% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 1.0% as of March 31, 2021. These floors allow us to potentially mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of March 31, 2021, our weighted average total yield on debt securities at amortized cost was 7.1%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021.

As of December 31, 2020, we had investments in seventeen portfolio companies across twelve industries. Based on fair value as of December 31, 2020, 99.5% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate and all of which are subject to a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 1.0% as of December 31, 2020. As of December 31, 2020, our weighted average total yield on debt securities at amortized cost was 6.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, dollar amounts in thousands):

As of and for the Three Months Ended March 31, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$141,123
Investments, at Cost
Investments, beginning of period	108,117
New investments purchased	81,608
Net accretion of discount on investments	185
Payment-in-kind	21
Investments sold or repaid	(521)
Investments, end of period	$189,410
Amount of investments funded at principal
First lien debt investments	$77,144
Second lien debt investments	6,030
Other securities(2)	875
Total	$84,049
Weighted average yield on debt and income producing investments, at cost(3)	7.1%
Weighted average yield on debt and income producing investments, at fair value(3)	7.0%
Number of portfolio companies	35
Percentage of debt investments bearing a floating rate, at fair value	99.7%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%
(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes dollar amount of common equity funded.
(3)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser's ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser's Internal Risk Rating system:

Category 1 — In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2 — In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan's risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
As of March 31, 2021 and December 31, 2020, all of our investments were rated 2 under the Investment Adviser's Internal Risk Rating System and were performing in line with our initial underwriting expectations.
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on August 24, 2020 and commenced our investment operations in October 2020. The following table represents our operating results (dollar amounts in thousands):

Three Months Ended March 31, 2021
Total investment income	$2,732
Less: Net expenses	1,454
Net investment income	1,278
Less: Excise tax expense(1)	—
Net change in unrealized appreciation (depreciation)	1,872
Net increase (decrease) in net assets resulting from operations	$3,150
(1) Excise tax expense incurred during the period was $317 (dollar amount in actual).

Investment Income

Investment income was as follows (dollar amounts in thousands):

Three Months Ended March 31, 2021
Investment income:
Interest income	$2,565
Payment-in-kind interest income	21
Other income	146
Total investment income	$2,732

For the three months ended March 31, 2021, total investment income was driven by our deployment of capital and invested balance of investments. All senior secured debt investments were income-producing as of March 31, 2021.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2021, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows (dollar amounts in thousands):

Three Months Ended March 31, 2021
Expenses:
Interest expense	$928
Organization and offering costs	129
Professional fees	181
Directors’ fees	50
Management fees	55
Administrative service fees	15
General and other expenses	96
Total expenses	$1,454
Excise tax expense(1)	$—
(1) Excise tax expense incurred during the period was $317 (dollar amount in actual).
For the three months ended March 31, 2021, expenses were primarily comprised of interest expense of $928, base management fees of $55, administrative service expenses of $15, professional fees of $181, fees to independent directors of $50, organization and offering costs of $129 and other expenses of $96.
Interest expense for the three months ended March 31, 2021 was driven by approximately $77,876 of average borrowings (at an average effective interest rate of 2.78%) under our JPM Funding Facility related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Restated Administration Agreement between us and our Administrator. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Preferred Stock.
For the three months ended March 31, 2021, the Company incurred $129 towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2021, the Company incurred $317 of U.S. federal excise tax (dollar amount in actual).

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Three Months Ended March 31, 2021
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$1,872
Net realized and unrealized gains (loss)	$1,872

During the three months ended March 31, 2021, the valuations of our debt investments generally increased as a result of the tightening credit spread environment and positive change in the broadly syndicated loan market during the period.

There were no realized gain/(loss) during the three months ended March 31, 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of March 31, 2021, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2021, we had approximately $21.6 million of cash, which taken together with our approximately $140.1 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $552.8 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of March 31, 2021, we had received aggregate Capital Commitments of approximately $652.3 million.
During the three months ended March 31, 2021, we issued one capital call to the holders of our Common Stock. As a result, the total shares issued and proceeds received related to the capital drawdown delivered pursuant to the Subscription Agreements were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
Total	1,113,310	$22.50
Distributions
The following table summarizes our distributions declared and payable for the three months ended March 31, 2021 to holders of our Common Stock (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
Total Distributions			$0.20	$775
During the three months ended March 31, 2021, we accrued $16.0 of dividend to holders of the Series A Preferred Stock.

Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$109,900	$140,100	$140,100
Total	$250,000	$109,900	$140,100	$140,100

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$57,500	$192,500	$131,698
Total	$250,000	$57,500	$192,500	$131,698
(1) The amount available reflects any limitations related to such credit facility's borrowing base.
JPM Funding Facility
On December 3, 2020, SLIC Financing SPV, LLC, our wholly owned subsidiary, a Delaware limited liability company (“SLIC SPV”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, the lenders party thereto, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, pursuant to which JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount up to $250 million at any one time outstanding (the “JPM Funding Facility”), with an accordion feature, subject to the satisfaction of various conditions.
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
During the three months ended March 31, 2021, we borrowed $57,400 and repaid $5,000 under the JPM Funding Facility. During the year ended December 31, 2020, we borrowed $57,500 under the JPM Funding Facility. As of March 31, 2021 and December 31, 2020, we had $109,900 and $57,500 outstanding under the JPM Funding Facility, respectively. As of March 31, 2021 and December 31, 2020, we had $140,100 and $192,500, respectively, of available capacity under the JPM Funding Facility (subject to borrowing base availability).
As of March 31, 2021, we were in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of March 31, 2021 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of March 31, 2021, we had delayed draw and revolving senior secured loans with an aggregate $99,209 of unfunded commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $41,952 of unfunded commitments.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2021, management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our JPM Funding Facility as of March 31, 2021, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$109,900	$—	$—	$109,900	$—
Total Contractual Obligations	$109,900	$—	$—	$109,900	$—

RECENT DEVELOPMENTS
During the period from April 1, 2021 through May 11, 2021, the Company has closed or the Investment Adviser’s Investment Committee has committed/approved approximately $205.1 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 99.4% were first lien senior secured loans, 0.5% were second lien senior secured loans, and 0.1% were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
On April 30, 2021, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $35.0 million. The sale of 1,679,463 shares of our Common Stock closed on May 7, 2021.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q, "Risk Factors" in Part II, Item 1A of this Form 10-Q, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Restated Advisory Agreement;
•the Restated Administration Agreement; and
•Expense Support and Waiver Agreement.

See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk, market risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by the Board, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on the Company’s investments and net asset value and can lead to increased market volatility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”

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
In addition, the Coronavirus pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”
As of March 31, 2021, 99.7% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$4,241	$(3,297)	$944
Up 200 basis points	$2,313	$(2,198)	$115
Up 100 basis points	$384	$(1,099)	$(715)
Down 100 basis points	$-	$213	$213
Down 200 basis points	$-	$213	$213
Down 300 basis points	$-	$213	$213

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.

Item 4: Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

    Each of us, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of us, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against any of us, the Investment Adviser or the Administrator.

Item 1A: Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Report and our Current Report on Form 8-K filed on March 18, 2021, for issuance of our Common Stock during the quarter ended March 31, 2021. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.

Item 3: Defaults Upon Senior Securities.

    None.

Item 4: Mine Safety Disclosures.

    Not applicable

Item 5: Other Information.

    None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of SL Investment Corp.(1)
10.1	Amended and Restated Investment Advisory Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS Capital Partners Adviser Inc.(2)
10.2	Amended and Restated Administration Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS BDC Administrative Services LLC.(3)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Filed herewith

(1)    Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)

(2)    Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)

(3)    Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

Dated: May 11, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2021	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)