Form 10-Q
period 2021-06-30
SL Investment Corp.
filed 2021-08-11
CIK 1825590

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 11, 2021, the Registrant had 9,994,334 shares of common stock, $0.001 par value, outstanding.

SL Investment Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SL Investment Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiary (the "Company") including the consolidated schedule of investments as of June 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2021, and cash flows for the six-month period ended June 30, 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from August 24, 2020 (inception) to December 31, 2020 (not presented herein) and in our report dated March 22, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/Deloitte & Touche LLP

New York, New York

August 11, 2021

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $375,748 and $108,117 at June 30, 2021 and December 31, 2020, respectively)	$379,206	$108,222
Cash	25,459	25,877
Deferred financing costs	3,857	3,033
Deferred offering costs	24	62
Interest receivable from non-controlled/non-affiliated investments	1,816	302
Receivable for investments sold	9	11
Prepaid expenses and other assets	27	77
Total assets	$410,398	$137,584

Liabilities
Debt	$206,900	$57,500
Payable for investments purchased	20,868	—
Payable to affiliates (Note 3)	1,129	549
Financing costs payable	1,800	1,611
Dividends payable	3,467	83
Management fee payable	84	27
Interest payable	996	38
Accrued expenses and other liabilities	894	380
Total liabilities	$236,138	$60,188

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	$1	$1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common stock, par value $0.001 per share (100,000,000 shares authorized and 8,346,500 and 3,874,264 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	8	4
Paid-in capital in excess of par value of Common stock	169,496	77,000
Net distributable earnings (losses)	4,235	(129)
Total net assets	$174,260	$77,396
Total liabilities and net assets	$410,398	$137,584
Net asset value per common share	$20.82	$19.84

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$5,075	$7,640
Payment-in-kind interest income	22	43
Other income	858	1,004
Total investment income	5,955	8,687

Expenses:
Interest and other financing expense	1,401	2,329
Management fees	84	139
Organization and offering costs	52	181
Professional fees	213	394
Directors’ fees	51	101
Administrative service fees	1	16
General and other expenses	147	243
Total expenses	1,949	3,403
Net investment income (loss) before taxes	4,006	5,284
Excise tax expense(1)	—	—
Net investment income (loss) after taxes	4,006	5,284
Realized and unrealized gains (losses) on investment transactions:
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments:	1,481	3,353
Net realized and unrealized gains (losses)	1,481	3,353
Net increase (decrease) in net assets resulting from operations	5,487	8,637
Preferred stock dividend	(15)	(31)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common stock	$5,472	$8,606

Per common share information—basic and diluted
Net investment income (loss) per common share (basic and diluted):	$0.66	$1.04
Earnings per common share (basic and diluted):	$0.90	$1.69
Weighted average common shares outstanding (basic and diluted) (Note 9):	6,058,001	5,095,183
Dividend declared per common share	$0.52	$0.72
(1) Excise tax expense incurred during the three and six months ended June 30, 2021 was $— and $317 (dollar amount in actual), respectively.

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,006	$5,284
Net change in unrealized appreciation (depreciation)	1,481	3,353
Net increase (decrease) in net assets resulting from operations	5,487	8,637

Capital transactions:
Issuance of common stock	70,000	92,500
Dividends declared on Preferred stock and Common stock (Note 8)	(3,482)	(4,273)
Net increase (decrease) in net assets resulting from capital transactions	66,518	88,227
Total increase (decrease) in net assets	72,005	96,864
Net assets at beginning of period	102,255	77,396
Net assets at end of period	$174,260	$174,260

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share and per share data)

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(3,353)
Net accretion of discount and amortization of premium	(611)
Payment-in-kind interest capitalized	(43)
Amortization of deferred financing cost	345
Amortization of offering cost	39
Purchases of investments and change in payable for investments purchased	(258,270)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	12,162
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(1,514)
(Increase) decrease in prepaid expenses and other assets	50
(Decrease) increase in payable to affiliates	580
(Decrease) increase in management fee payable	57
(Decrease) increase in interest payable	958
(Decrease) increase in accrued expenses and other liabilities	514
Net cash provided by (used in) operating activities	(240,449)

Cash flows from financing activities:
Borrowings on debt	181,400
Repayments on debt	(32,000)
Proceeds from issuance of common shares	92,500
Deferred financing costs paid	(980)
Dividends paid in cash	(889)
Net cash provided by (used in) financing activities	240,031
Net increase (decrease) in cash	(418)
Cash, beginning of period	25,877
Cash, end of period	$25,459

Supplemental information and non-cash financing activities:
Excise tax paid (Note 2)	$—
Interest paid during the period	$665
Dividends payable	$3,467
Accrued but unpaid deferred financing costs during the period	$500

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	6.00%	12/22/2020	12/22/2026	12,295	$12,010	$12,295	7.06%
Jonathan Acquisition Company	(4) (6) (13)	L + 5.00%	6.00%	12/22/2020	12/22/2025	275	232	275	0.16
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.25%	04/22/2021	04/22/2027	7,933	7,855	7,855	4.51
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(19)	(19)	(0.01)
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(8)	(8)	0.00
							20,070	20,398	11.71
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	6.50%	06/29/2021	06/29/2028	10,290	10,136	10,136	5.82
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2028	—	(21)	(21)	(0.01)
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2027	—	(6)	(6)	0.00
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	12/28/2020	08/05/2026	1,814	1,780	1,780	1.02
Sonny's Enterprises, Inc.	(4) (6) (13)	L + 6.75%	7.75%	12/28/2020	08/05/2026	3,643	3,554	3,554	2.04
							15,443	15,443	8.86
Automobiles
ARI Network Services, Inc.	(4) (5) (6)	L + 6.50%	7.50%	06/30/2021	02/28/2025	6,104	5,982	5,982	3.43
ARI Network Services, Inc.	(4) (5) (6)	L + 6.50%	7.50%	06/30/2021	02/28/2026	2,920	2,861	2,861	1.64
ARI Network Services, Inc.	(4) (5) (6) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	—	(33)	(33)	(0.02)
ARI Network Services, Inc.	(4) (6) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	571	546	546	0.31
Summit Buyer, LLC	(4) (6) (13)	L + 5.00%	6.00%	06/23/2021	01/14/2026	—	(139)	(139)	(0.08)
Summit Buyer, LLC	(4) (6) (13)	L + 5.00%	6.00%	06/23/2021	01/14/2026	—	(21)	(21)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	05/25/2021	12/02/2025	15,000	14,706	14,706	8.44
							23,902	23,902	13.72
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/28/2021	04/27/2027	5,250	5,198	5,198	2.98
GraphPad Software, LLC	(4) (6) (13)	L + 6.00%	7.00%	04/28/2021	04/27/2027	—	(7)	(7)	0.00
							5,191	5,191	2.98
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	6,955	6,897	6,921	3.97
Capstone Acquisition Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(5)	(5)	0.00
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,946	2,892	2,946	1.69
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	6.75%	11/30/2020	11/30/2026	1,118	1,092	1,118	0.64
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	6.75%	11/30/2020	11/30/2026	47	38	47	0.03
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	6.50%	03/15/2021	01/07/2027	12,830	12,589	12,830	7.36
Valcourt Holdings II, LLC	(4) (6) (13)	L + 5.50%	6.50%	01/07/2021	01/07/2027	303	260	303	0.17

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,498	$5,449	$5,498	3.16%
Vessco Midco Holdings, LLC	(4) (6) (13)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,435	2,403	2,435	1.40
Vessco Midco Holdings, LLC	(4) (6) (13)	L + 4.50%	5.50%	10/30/2020	10/18/2026	239	230	239	0.14
VRC Companies, LLC	(4) (5) (7) (9)	L + 5.50%	6.25%	06/30/2021	06/29/2027	21,250	20,931	20,931	12.01
VRC Companies, LLC	(4) (5) (7) (9) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(53)	(53)	(0.03)
VRC Companies, LLC	(4) (7) (9) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(10)	(10)	(0.01)
							52,713	53,200	30.53
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	10/17/2024	4,284	4,229	4,222	2.42
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 5.25%	6.25%	04/16/2021	10/17/2024	327	323	323	0.19
							4,552	4,545	2.61
Diversified Consumer Services
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	03/23/2021	10/16/2023	3,496	3,465	3,462	1.99
Mammoth Holdings, LLC	(4) (6) (13)	L + 6.00%	7.00%	06/15/2021	10/16/2023	7,254	7,107	7,101	4.07
Mammoth Holdings, LLC	(4) (6) (13)	L + 6.00%	7.00%	06/15/2021	10/16/2023	—	(4)	(4)	0.00
							10,568	10,559	6.06
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 6.25%	7.25%	12/18/2020	12/18/2025	3,731	3,663	3,731	2.14
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,877	6,721	6,877	3.95
Bearcat Buyer, Inc.	(4) (6) (13)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,293	6,139	6,294	3.61
DCA Investment Holdings, LLC	(4) (5) (7)	L + 6.25%	7.00%	03/12/2021	03/12/2027	4,814	4,744	4,814	2.76
DCA Investment Holdings, LLC	(4) (7) (13)	L + 6.25%	7.00%	03/12/2021	03/12/2027	—	(8)	—	0.00
Stepping Stones Healthcare Services, LLC	(4) (5) (6)	L + 6.25%	7.25%	03/09/2021	03/09/2027	6,315	6,224	6,314	3.62
Stepping Stones Healthcare Services, LLC	(4) (6) (13)	L + 6.25%	7.25%	03/09/2021	03/09/2027	280	267	280	0.16
Stepping Stones Healthcare Services, LLC	(4) (6) (13)	L + 6.25%	7.25%	03/09/2021	03/09/2026	—	(10)	—	0.00
							24,077	24,579	14.10
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	3,109	3,026	3,109	1.78
Lightspeed Buyer, Inc.	(4) (6) (13)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(55)	—	0.00
							2,971	3,109	1.78
Insurance
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.75%	6.50%	11/25/2020	11/25/2026	4,865	4,798	4,865	2.79
Higginbotham Insurance Agency, Inc.	(4) (7) (13)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(9)	—	0.00
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/16/2021	04/14/2028	4,347	4,263	4,263	2.45

SL Investment Corp
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
High Street Buyer, Inc.	(4) (7) (13)	L + 6.00%	6.75%	04/16/2021	04/14/2028	2,496	$2,392	$2,392	1.37%
High Street Buyer, Inc.	(4) (7) (13)	L + 6.00%	6.75%	04/16/2021	04/16/2027	—	(18)	(18)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (6) (13)	L + 5.75%	6.75%	02/05/2021	08/27/2025	10,401	10,059	10,401	5.97
Patriot Growth Insurance Services, LLC	(4) (6) (13)	L + 5.75%	6.75%	01/07/2021	01/02/2025	4,500	4,050	4,201	2.41
Propel Insurance Agency, LLC	(4) (5) (6)	L + 5.00%	6.00%	12/09/2020	06/01/2024	7,008	6,946	6,939	3.98
Propel Insurance Agency, LLC	(4) (6) (13)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(5)	(12)	(0.01)
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	12/23/2020	04/01/2026	11,861	11,535	11,634	6.68
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	04/01/2021	04/01/2026	3,293	3,230	3,230	1.85
World Insurance Associates, LLC	(4) (5) (6) (13)	L + 5.75%	6.75%	12/23/2020	04/01/2026	6,026	5,828	5,800	3.33
World Insurance Associates, LLC	(4) (6) (13)	L + 5.75%	6.75%	04/01/2021	04/01/2026	—	(18)	(19)	(0.01)
							53,051	53,676	30.80
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/30/2021	10/30/2026	10,125	9,928	9,928	5.70
FMG Suite Holdings, LLC	(4) (5) (6) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(44)	(44)	(0.03)
FMG Suite Holdings, LLC	(4) (5) (6) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(22)	(22)	(0.01)
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,855	7,710	7,855	4.51
MSM Acquisitions, Inc.	(4) (6) (13)	L + 6.00%	7.00%	12/09/2020	12/09/2026	3,277	3,214	3,277	1.88
MSM Acquisitions, Inc.	(4) (6) (13)	L + 6.00%	7.00%	12/09/2020	12/09/2026	987	963	987	0.57
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.50%	05/06/2021	05/06/2028	12,000	11,764	11,764	6.75
Triple Lift, Inc.	(4) (7) (13)	L + 5.75%	6.50%	05/06/2021	05/06/2028	—	(33)	(33)	(0.02)
							33,480	33,712	19.35
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.00%	05/03/2021	05/08/2028	7,500	7,352	7,350	4.22
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	01/20/2021	12/29/2026	6,219	6,101	6,219	3.57
Government Brands, LLC	(4) (5) (6)	L + 6.00%	7.00%	01/08/2021	07/09/2025	5,410	5,324	5,410	3.10
Government Brands, LLC	(4) (6) (13)	L + 6.00%	7.00%	01/08/2021	07/09/2025	—	(86)	—	0.00
Government Brands, LLC	(4) (6) (13)	L + 6.00%	7.00%	01/08/2021	07/09/2024	—	(10)	—	0.00
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	7.00%	02/01/2021	01/22/2027	7,354	7,213	7,207	4.14
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	1,283	1,211	1,209	0.69
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(8)	(9)	(0.01)
							27,097	27,386	15.72
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	19,985	19,763	19,789	11.36
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (13)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,706	1,684	1,689	0.97
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (13)	L + 5.00%	6.00%	11/16/2020	11/16/2026	617	597	601	0.34
							22,044	22,079	12.67

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,484	$8,364	$8,484	4.87%
AWP Group Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(11)	—	0.00
AWP Group Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(26)	—	0.00
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	L + 4.75%	5.75%	03/10/2021	06/26/2026	3,778	3,706	3,778	2.17
Ground Penetrating Radar Systems, LLC	(4) (6) (13)	L + 4.75%	5.75%	03/10/2021	06/26/2025	408	395	408	0.23
							12,428	12,670	7.27
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/17/2021	03/10/2027	8,100	7,925	8,100	4.65
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(16)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	90	76	90	0.05
							7,985	8,190	4.70
Software
Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.00%	04/12/2021	04/12/2027	6,000	5,913	5,913	3.39
Alert Media, Inc.	(4) (6) (13)	L + 5.00%	6.00%	04/12/2021	04/12/2026	—	(11)	(11)	(0.01)
Cleo Communications Holding, LLC	(4) (5) (6)	L + 6.75%	7.75%	06/09/2021	06/09/2027	17,142	16,972	16,972	9.74
Cleo Communications Holding, LLC	(4) (6) (13)	L + 6.75%	7.75%	06/09/2021	06/09/2027	—	(53)	(53)	(0.03)
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	8,752	8,649	8,671	4.98
GS AcquisitionCo, Inc.	(4) (5) (6) (13)	L + 5.75%	6.75%	12/11/2020	05/24/2024	6,016	5,923	5,942	3.41
GS AcquisitionCo, Inc.	(4) (6) (13)	L + 5.75%	6.75%	04/01/2021	05/24/2024	213	207	208	0.12
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.00%	11/12/2020	12/19/2023	4,431	4,395	4,431	2.54
Gurobi Optimization, LLC	(4) (6) (13)	L + 5.00%	6.00%	11/12/2020	12/19/2023	—	(4)	—	0.00
Pound Bidco, Inc.	(4) (5) (6) (10)	L + 6.50%	7.50%	01/28/2021	02/01/2026	2,132	2,092	2,132	1.22
Pound Bidco, Inc.	(4) (5) (6) (10) (13)	L + 6.50%	7.50%	01/28/2021	02/01/2026	—	(7)	—	0.00
							44,076	44,205	25.37
Total First Lien Debt							$363,311	$366,575	210.36%

Second Lien Debt
Electronic Equipment, Instruments & Components
1A Smart Start, LLC	(4) (5) (6)	L + 8.50%	9.50%	06/02/2021	06/02/2028	3,750	$3,694	$3,694	2.12%
Infinite Bidco, LLC	(4) (5) (8)	L + 7.00%	7.50%	02/24/2021	03/02/2029	3,000	2,987	3,000	1.72
Infinite Bidco, LLC	(4) (8) (13)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(3)	—	0.00
							6,678	6,694	3.84
Industrial Conglomerates
Aptean, Inc.	(4) (5) (7)	L + 7.00%	7.75%	04/22/2021	04/23/2027	1,050	1,050	1,050	0.60

SL Investment Corp
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Idera, Inc.	(4) (5) (7)	L + 6.75%	7.50%	02/04/2021	03/02/2029	530	$526	$530	0.30%
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L + 8.50%	9.50%	01/27/2021	11/20/2026	1,000	976	1,000	0.57
							1,502	1,530	0.87
Software
Flexera Software, LLC	(4) (5) (6)	L + 7.00%	8.00%	03/03/2021	03/03/2029	1,500	1,471	1,500	0.86
Total Second Lien Debt							$10,701	$10,774	6.17%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (11)	16.25% PIK		12/18/2020	06/18/2026	553	$546	$545	0.31%
Total Unsecured Debt							546	545	0.31
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (12)			03/09/2021		4,500	450	474	0.27
CSC Thrive Holdings, LP (Thrive Networks)	(4) (12)			03/01/2021		50,000	125	123	0.07
GSM Equity Investors, LP (GSM Outdoors)	(4) (12)			11/16/2020		500	50	121	0.07
PCX Holding Corp.	(4) (12)			04/22/2021		1,154	115	115	0.07
Shelby Co-invest, LP (Spectrum Automotive)	(4) (12)			06/29/2021		1,500	150	150	0.09
SSG Holdco, LLC (Stepping Stones Healthcare Services, LLC)	(4) (12)			03/09/2021		2,017	300	329	0.19
Total Common Equity							1,190	1,312	0.76
Total Other Securities							$1,736	$1,857	1.07%
Total Portfolio Investments							$375,748	$379,206	217.61%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the SL Investment Corp. (the “Company”) are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiary. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of June 30, 2021, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for the Company's variable rate loans were the 1-month L at 0.10%, the 3-month L at 0.15% and the 6-month L at 0.16%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(6)The interest rate floor on these investments as of June 30, 2021 was 1.00%.
(7)The interest rate floor on these investments as of June 30, 2021 was 0.75%.
(8)The interest rate floor on these investments as of June 30, 2021 was 0.50%.
(9)Position or a portion thereof unsettled as of June 30, 2021.

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

(10)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, non-qualifying assets represented 1% of total assets as calculated in accordance with regulatory requirements.
(11)Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2021, the aggregate fair value of these securities is $1,312 or 0.76% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(13)Position or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/10/2022	$1,500	$—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	510	—
Alert Media, Inc.	0.50%	Revolver	04/12/2026	750	(11)
ARI Network Services, Inc.	1.00%	Delayed Draw Term Loan	12/30/2021	1,662	(33)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	727	(15)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	—
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,895	—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/12/2022	1,014	(5)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	2,832	(21)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	378	(6)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(53)
DCA Investment Holdings LLC	1.00%	Delayed Draw Term Loan	03/12/2022	1,186	—
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/30/2022	2,250	(44)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,125	(22)
Government Brands, LLC	1.00%	Delayed Draw Term Loan	01/08/2022	5,500	—
Government Brands, LLC	0.50%	Revolver	07/09/2024	625	—
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(7)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	295	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	04/01/2022	5,100	(14)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	244	(2)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,016	(10)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	1,373	—
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	04/16/2023	5,720	(55)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	10/16/2021	21	—
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(18)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	08/05/2022	14,573	—
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,648	—

SL Investment Corp
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	$3,125	$—
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	7,965	(78)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	09/12/2022	371	(4)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	(4)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	329	—
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	06/25/2023	17,500	(174)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	01/07/2023	8,000	(80)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/22/2023	3,966	(19)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	793	(8)
Pound Bidco, Inc.	0.50%	Revolver	02/01/2026	388	—
Propel Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	12/09/2022	1,291	(12)
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	1,197	(22)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	03/09/2023	604	—
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	03/09/2026	736	—
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	13,963	(139)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(21)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	02/12/2023	566	—
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	422	—
Thrive Buyer, Inc.	1.00%	Delayed Draw Term Loan	06/30/2023	2,395	(48)
Thrive Buyer, Inc.	0.50%	Revolver	01/22/2027	444	(9)
Triple Lift, Inc.	0.50%	Revolver	05/06/2028	1,714	(33)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	2,000	—
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	1,139	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	656	—
VRC Companies, LLC	1.00%	Delayed Draw Term Loan	06/29/2023	3,542	(53)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	709	(11)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	10/01/2022	5,782	(111)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	970	(18)
Total First Lien Debt Unfunded Commitments				143,607	(1,160)
Second Lien Debt
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/18/2022	1,500	—
Total Second Lien Debt Unfunded Commitments				1,500	—
Total Unfunded Commitments				$145,107	$(1,160)

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

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,895	$7,738	$7,738	10.00%
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(16)	(16)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(26)	(26)	(0.03)
							7,696	7,696	9.94
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	7,595	7,483	7,483	9.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	534	516	516	0.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(17)	(17)	(0.02)
							7,982	7,982	10.31
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,526	8,399	8,399	10.85
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(12)	(12)	(0.02)
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(28)	(28)	(0.04)
							8,359	8,359	10.80
Software
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	7,891	7,775	7,775	10.05
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	2,283	2,221	2,221	2.87
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(7)	(7)	(0.01)
Gurobi Optimization LLC	(4) (5) (6)	L + 5.25%	6.25%	11/12/2020	12/19/2023	4,453	4,410	4,410	5.70
Gurobi Optimization LLC	(4) (5) (9)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(5)	(5)	(0.01)
							14,394	14,394	18.60
Total First Lien Debt							$107,564	$107,669	139.11%
Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (8)	N/A	16.25% PIK	12/18/2020	06/18/2026	503	$503	$503	0.65%
Total Unsecured Debt							503	503	0.65
Common Equity
GSM Equity Investors, LP (GSM Outdoors)	(4)					500	50	50	0.06
Total Common Equity							50	50	0.06
Total Other Securities							$553	$553	0.71%
Total Portfolio Investments							$108,117	$108,222	139.83%

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiary. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 1-month L at 0.14%, the 3-month L at 0.24% and the 6-month L at 0.26%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor of these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(7)	The interest rate floor of these investments as of December 31, 2020 was 0.75%.
(8)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2020:

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	$1,579	$(12)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,895	(28)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	5,413	(133)
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/13/2022	1,013	7
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/27/2021	3,744	(36)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	457	(7)
GSM Acquisition Corp.	1.00%	Delayed Draw Term Loan	11/16/2022	732	(11)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	1,139	(17)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	536	(5)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	1,373	(10)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,922	(48)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	3,125	(61)
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	3,289	(16)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	1,316	(26)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	1,291	(6)
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	4,427	(88)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	938	(9)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	469	(9)
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	3,311	(32)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	895	(9)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	06/23/2022	3,088	(46)
Total First Lien Debt Unfunded Commitments				41,952	(602)
Total Unfunded Commitments				$41,952	$(602)

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(1)Organization

SL Investment Corp. (together with its consolidated subsidiary, the “Company”) is a Delaware corporation formed on August 24, 2020 and structured as an externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On February 1, 2021, the Company filed its Second Amended and Restated Certificate of Incorporation, which amended and restated the Amended and Restated Certificate of Incorporation to clarify that the Company may be subject to provisions of the Employee Retirement Income Security Act of 1971, as amended (“ERISA”), during all periods when its assets are treated as “plan assets” for purposes of ERISA.

The Company is conducting private offerings (the “Private Offerings”) of shares of Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
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

As of June 30, 2021, the Company’s consolidated subsidiary was SLIC SPV.

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected cash.

Dividend income

Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income are presented net of withholding tax, if any.

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

Organization and Offering Costs

Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock and Series A Preferred Stock are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the initial capital call and Series A Preferred Stock issuance date, respectively, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offerings of its Common Stock and issuance of its Series A Preferred Stock.
Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by MS Capital Partners Adviser Inc., the Company’s investment adviser (the “Investment Adviser”), on behalf of the Company, are reimbursed by the Company.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

The Company pays the Investment Adviser a base management fee under the Restated Advisory Agreement as described in Note 3 below. The fee is recorded on the Consolidated Statements of Operations.
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

For the three and six months ended June 30, 2021, the Company incurred $— and $317 (dollar amount in actual), respectively, of U.S. federal excise tax.
New Accounting Standards

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement

On February 1, 2021, the Company entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Investment Adviser, which amended and restated the Company’s initial investment advisory agreement (the “Investment Advisory Agreement”) to clarify that the Company may be subject to provisions of ERISA, during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA. No material terms changed in the Restated Advisory Agreement as compared to the Investment Advisory Agreement entered into on September 24, 2020, including the Base Management Fee (as defined below).

The Company pays the Investment Adviser a fee for its services under the Restated Advisory Agreement (the “Base Management Fee”). The cost of the Base Management Fee will ultimately be borne by holders of the Common Stock. As a part of the Restated Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company's behalf.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company's first quarter, Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. Capital Under Management does not include capital acquired through the use of leverage. The Investment Adviser does not receive any fees on unused capital commitments.

For the three and six months ended June 30, 2021, $84 and $139, respectively, of Base Management Fee was accrued to the Investment Adviser.

As of June 30, 2021 and December 31, 2020, $84 and $27, respectively, was payable to the Investment Adviser relating to Base Management Fees.

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

Pursuant to the Restated Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement are made quarterly in arrears.

For the six months ended June 30, 2021, the Company incurred $6 in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations. The Company did not incur any expenses under the Administration Agreement for the three months ended June 30, 2021.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2021 and December 31, 2020 were $24 and $18, respectively.

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

For the three and six months ended June 30, 2021, the Company incurred $52 and $181, respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.

Adviser Investment

On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).

(4)Investments

The composition of the Company’s investment portfolio at cost and fair value were as follows:

	June 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$363,311	$366,575	96.7%	$107,564	$107,669	99.5%
Second Lien Debt	10,701	10,774	2.8	—	—	—
Other Securities	1,736	1,857	0.5	553	553	0.5
Total	$375,748	$379,206	100.0%	$108,117	$108,222	100.0%

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
The industry composition of investments at fair value were as follows:

	June 30, 2021	December 31, 2020
Aerospace and Defense	5.4	11.1%
Auto Components	4.1	1.6
Automobiles	6.3	—
Biotechnology	1.4	—
Commercial Services & Supplies	13.9	13.2
Containers & Packaging	1.2	3.9
Diversified Consumer Services	2.8	—
Electronic Equipment, Instruments & Components	1.8	—
Food Products	1.1	3.9
Health Care Providers & Services	6.6	7.4
Health Care Technology	0.8	2.7
Industrial Conglomerates	0.3	—
Insurance	14.1	20.7
Interactive Media & Services	8.9	7.1
IT Services	7.7	—
Leisure Products	5.9	7.4
Multi-Utilities	3.3	7.7
Professional Services	2.3	—
Software	12.1	13.3
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	June 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$375,748	$379,206	100.0%	$108,117	$108,222	100.0%
Total	$375,748	$379,206	100.0%	$108,117	$108,222	100.0%

(5)Fair Value Measurements

The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Company’s board of directors (the “Board”), with the assistance of the Audit Committee of the Board (the “Audit Committee”), determines the fair value of the assets for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”). Valuation procedures are set forth in more detail below.

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
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

Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The Board undertakes a multi-step valuation process each quarter, as described below:

(1)each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;

(3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;

(4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board with recommendations with respect to the fair value of each investment in the Company’s portfolio; and

(5)    the Board discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

The fair value is generally determined based on the assessment of the following factors, as relevant:
•     the nature and realizable value of any collateral;
•     call features, put features and other relevant terms of debt;
•     the portfolio company’s leverage and ability to make payments;
•     the portfolio company’s public or “private letter” credit ratings;
•     the portfolio company’s actual and expected earnings and cash flow;
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

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

During the three and six months ended June 30, 2021, there were $527 and $5,698 of portfolio investments transferred into Level 3 from Level 2 at fair value, respectively, as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency.

The following table presents the fair value hierarchy of the investments:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$7,350	$359,225	$366,575
Second Lien Debt	—	—	10,774	10,774
Other Securities	—	—	1,857	1,857
Total	$—	$7,350	$371,856	$379,206

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,698	$101,971	$107,669
Other Securities	—	—	553	553
Total	$—	$5,698	$102,524	$108,222

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, March 31, 2021	$183,950	$5,429	$1,481	$190,860
Purchases of investments	185,172	4,743	265	190,180
Proceeds from principal repayments and sales of investments	(11,641)	—	—	(11,641)
Accretion of discount/amortization of premium	421	3	—	424
Payment-in-kind	—	—	22	22
Net change in unrealized appreciation (depreciation)	1,323	72	89	1,484
Transfers into/out of Level 3	—	527	—	527
Fair value, June 30, 2021	$359,225	$10,774	$1,857	$371,856

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$1,323	$72	$89	$1,484

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, December 31, 2020	$101,971	$—	$553	$102,524
Purchases of investments	259,950	10,698	1,140	271,788
Proceeds from principal repayments and sales of investments	(12,162)	—	—	(12,162)
Accretion of discount/amortization of premium	606	3	—	609
Payment-in-kind	—	—	43	43
Net change in unrealized appreciation (depreciation)	3,162	73	121	3,356
Transfers into/out of Level 3	5,698	—	—	5,698
Fair value, June 30, 2021	$359,225	$10,774	$1,857	$371,856

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$3,162	$73	$121	$3,356

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$359,225	Yield Analysis	Discount Rate	5.36%	8.90%	7.19%
Investments in second lien debt	10,774	Yield Analysis	Discount Rate	7.15%	10.60%	8.81%
Investments in other securities:
	545	Yield Analysis	Discount Rate	17.90%	17.90%	17.90%
	1,312	Market Approach	EBITDA Multiple	8.07x	16.91x	14.86x
Total investments in other securities	$1,857
Total investments	$371,856

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$101,971	Yield Analysis	Discount Rate	5.91%	8.86%	6.98%
Investments in other securities	553	Market Approach	EBITDA Multiple	10.00x	10.01x	10.00x
Total investments	$102,524

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

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$206,900	$206,900	$57,500	$57,500
Total	$206,900	$206,900	$57,500	$57,500

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the JPM Funding Facility (as defined below), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy as of both June 30, 2021 and December 31, 2020.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(6)Debt

JPM Funding Facility

On June 3, 2021, SLIC SPV entered into the Amended and Restated Loan and Security Agreement, which amended and restated that certain Loan and Security Agreement, dated as of December 3, 2020 (as amended, the “JPM Funding Facility”), by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto, pursuant to which JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of June 30, 2021, of up to $350 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars, pound sterling, Euro or Canadian dollars, and subject to certain exceptions, the interest charged on the JPM Funding Facility is based on LIBOR (Dollar), LIBOR (GBP), EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.15% prior to the transition date, and 2.45% subsequent to the transition date, as set forth in the Amended and Restated Loan and Security Agreement.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility. The summary information of the JPM Funding Facility for the three and six months ended June 30, 2021 was as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Borrowing interest expense	$1,082	$1,623
Facility unused commitment fees	146	361
Amortization of financing costs	173	345
Total	$1,401	$2,329
Weighted average interest rate (excluding unused fees and financing costs)	2.59%	2.65%
Weighted average outstanding balance	$165,455	$121,907

During the three months ended June 30, 2021, the Company borrowed $124,000 and repaid $27,000 under the JPM Funding Facility. During the six months ended June 30, 2021, the Company borrowed $181,400 and repaid $32,000 under the JPM Funding Facility.

The Company’s outstanding debt obligations were as follows:

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$350,000	$206,900	$143,100	$143,100
Total	$350,000	$206,900	$143,100	$143,100

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

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

As of June 30, 2021 and December 31, 2020, the Company had $145,107 and $41,952 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

A summary of the Company’s contractual payment obligations under the JPM Funding Facility as of June 30, 2021 was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$206,900	$—	$—	$206,900	$—
Total Contractual Obligations	$206,900	$—	$—	$206,900	$—

As of June 30, 2021 and December 31, 2020, the Company had $652,320 and $502,320, respectively, in total Capital Commitments from holders of the Common Stock, of which $482,800 and $425,300, respectively, were unfunded.
(8)Net Assets

The Company has the authority to issue 100,000,000 shares of common stock at $0.001 par value per share and 1,000,000 shares of Series A Preferred Stock at $0.001 par value per share.

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of June 30, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$(129)	$—
Net investment income (loss)	5,284	(154)
Net unrealized appreciation (depreciation)	3,353	105
Dividends declared	(4,273)	(96)
Tax reclassifications to equity of holders of Common Stock	—	16
Net distributable earnings (accumulated losses), end of period	$4,235	$(129)

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
During the six months ended June 30, 2021, the Company completed one closing of $150,000 pursuant to a Private Offering. As of June 30, 2021, the Company received aggregate Capital Commitments of $652,320, including $20 Seed Capital from the Investment Adviser.

The following table summarizes the total shares issued to and proceeds received from the Company’s capital drawdown delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 07, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
Total	4,472,236	$92.50

The following table summarizes the Company's dividends declared and payable for the six months ended June 30, 2021 (dollar amounts in thousands) to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	3,467
Total Distributions			$0.72	$4,242
During the six months ended June 30, 2021, we accrued and paid $31.0 of dividend to holders of the Series A Preferred Stock.

(9)Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Numerator for basic and diluted earnings per common share - net increase/(decrease) in net assets resulting from operations	$5,472	$8,606
Denominator for basic and diluted earnings per common share - weighted average shares outstanding	6,058,001	5,095,183
Basic and diluted earnings per common share	$0.90	$1.69

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
(10) Financial Highlights

The following are the financial highlights (dollar amounts in thousands, except per common share data):

For the six months ended June 30, 2021
Per Common Share Data:(1)
Net asset value, beginning of period	$19.84
Net investment income (loss)	1.04
Net unrealized and realized gain (loss)(2)	0.62
Net increase (decrease) in net assets resulting from operations	1.66
Dividends declared	(0.72)
Issuance of common stock	0.04
Total increase (decrease) in net assets	0.98
Net asset value, end of period	$20.82
Shares outstanding, end of period	8,346,500
Total return based on net asset value(3)	8.57%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$173,739
Weighted average common shares outstanding	5,095,183
Ratio of total expenses to average net assets(4)	5.94%
Ratio of net investment income to average net assets(4)	9.64%
Total capital commitments, end of period	$652,320
Ratios of total contributed capital to total committed capital, end of period	25.99%
Asset coverage ratio	183.76%
Portfolio turnover rate	5.63%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period, divided by the beginning net asset value per common share. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 8.37%.
(4)Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)
(11) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On July 30, 2021, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $35.0 million. The sale of 1,647,834 shares of our Common Stock closed on August 6, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms
“Company,” “we,” “our” or “us” refers to SL Investment Corp. and its consolidated subsidiary. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation, and amortization in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow. We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loan would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees.
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
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the efficiency and success of the global vaccine rollout, the length of economic recovery, and policies of the new U.S. presidential administration have created stress on the market and could affect our portfolio companies. In addition, government spending in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed entirely “post-COVID-19” market dislocation and we believe we still have sufficient available capital to be prudently invested in the current credit environment. We intend to continue to deploy capital in a measured pace as we find what we believe are compelling investment opportunities, while seeking to avoid investing in cyclical industries and industries directly impacted by the effects of the Coronavirus pandemic.
We cannot predict the full impact of the Coronavirus pandemic, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and the potential impact on the vaccine rollout. While the U.S. Food and Drug Administration has approved certain vaccines for emergency use, we cannot be certain if and when the United States and countries worldwide will achieve “herd immunity”. Any delay in the dissemination of the vaccines and any unwillingness amongst the population to get vaccinated could result in further social distancing measures and/or localized outbreaks, which may impede the global economic recovery. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on such pronouncements. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future.
Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high start-up costs or other obstacles that prevent new competitors from easily entering the portfolio company's industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the private credit platform of Morgan Stanley Investment Management, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments. Our Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley. The experienced investment professionals of our Investment Adviser work on a particular transaction from origination to close and continue to monitor each investment throughout its life cycle.

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
Revenue
We expect to generate revenue primarily in the form of interest income on debt investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as the London Inter-bank Offered Rate, or LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) a base management fee to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser, as amended and restated on February 1, 2021, or the Restated Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement between us and MS Private Credit Administrative Services LLC, our Administrator, as amended and restated as of February 1, 2021, or the “Restated Administration Agreement”; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to an expense support and waiver agreement entered into with the Investment Adviser, or the Expense Support and Waiver Agreement);
•costs associated with our initial private offering;
•costs of any other offerings of our common stock, par value $0.001 per share, or the Common Stock, our preferred stock, par value $0.001 per share, or the Series A Preferred Stock, and other securities, if any;
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
•base management fees under the Restated Advisory Agreement;
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
•any necessary insurance premiums;
•indemnification payments;
•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by us), provided that we will not bear such expenses to the extent, but only to the extent, that the relevant conduct is not indemnifiable under applicable law, including, if applicable, the Employee Retirement Income Security Act of 1971, as amended);
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

PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2021, we had investments in 48 portfolio companies across 19 industries. Based on fair value as of June 30, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate. Approximately 99.9% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 0.96% as of June 30, 2021. These floors allow us to potentially mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of June 30, 2021, our weighted average total yield on debt securities at amortized cost was 7.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021.

As of December 31, 2020, we had investments in 17 portfolio companies across 12 industries. Based on fair value as of December 31, 2020, 99.5% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate and all of which are subject to a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 1.0% as of December 31, 2020. As of December 31, 2020, our weighted average total yield on debt securities at amortized cost was 6.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, dollar amounts in thousands):

As of and for the Three Months Ended June 30, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$251,615
Less: Syndications/Sell down	(6,808)
Net New Investments Committed/Purchased	244,807
Investments, at Cost
Investments, beginning of period	189,410
New investments purchased	197,531
Net accretion of discount on investments	426
Payment-in-kind	22
Investments sold or repaid	(11,641)
Investments, end of period	$375,748
Amount of investments funded at principal
First lien debt investments	$196,032
Second lien debt investments	4,800
Other securities(2)	265
Total	$201,097
Proceeds from investments sold or repaid:
First lien debt investments	10,724
Total	$10,724
Weighted average yield on debt and income producing investments, at cost(3)	7.2%
Weighted average yield on debt and income producing investments, at fair value(3)	7.1%
Number of portfolio companies	48
Percentage of debt investments bearing a floating rate, at fair value	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%

(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes dollar amount of common equity investments funded.
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
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:

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

Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

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
As of June 30, 2021 and December 31, 2020, all of our investments were rated 2 under the Investment Adviser’s Internal Risk Rating System and were performing in line with our initial underwriting expectations.
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on August 24, 2020 and commenced our investment operations in October 2020. The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Total investment income	$5,955	$8,687
Less: Net expenses	1,949	3,403
Net investment income	4,006	5,284
Excise tax expense(1)	—	—
Net change in unrealized appreciation (depreciation)	1,481	3,353
Net realized gain (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$5,487	$8,637
(1) Excise tax expense incurred during the reporting periods was $— and $317 (dollar amount in actual), respectively.

Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Investment income:
Interest income	$5,075	$7,640
Payment-in-kind interest income	22	43
Other income	858	1,004
Total investment income	$5,955	$8,687

For the three and six months ended June 30, 2021, total investment income was driven by our deployment of capital and invested balance of investments. All senior secured debt investments were income-producing as of June 30, 2021.

We received payment-in-kind, or PIK, interest income of $22 and $43 for the three and six months ended June 30, 2021, respectively. The increase was driven by new investments made during the periods earning PIK interest income.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2021, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

We earned $858 and $1,004 of other income from investments for the three and six months ended June 30, 2021, respectively. Other income was primarily comprised of syndication fees earned.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Expenses:
Interest and other financing expenses	$1,401	$2,329
Management fees	84	139
Organization and offering costs	52	181
Professional fees	213	394
Directors’ fees	51	101
Administrative service fees	1	16
General and other expenses	147	243
Total expenses	$1,949	$3,403
Excise tax expense(1)	$—	$—
(1) Excise tax expense incurred during the three and six months ended June 30, 2021 was $— and $317 (dollar amount in actual), respectively.
Interest expense for the three months ended June 30, 2021 was mainly driven by approximately $165,455 of average borrowings (at an average effective interest rate of 2.59%) under our JPM Funding Facility (as defined in Note 6 of our accompanying unaudited consolidated financial statements) related to borrowings for investments and expenses.

Interest expense for the six months ended June 30, 2021 was mainly driven by approximately $121,907 of average borrowings (at an average effective interest rate of 2.65%) under our JPM Funding Facility related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Restated Administration Agreement between us and our Administrator. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Series A Preferred Stock.
For the three and six months ended June 30, 2021, the Company incurred $52 and $181 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and six months ended June 30, 2021, we incurred $— and $317 of U.S. federal excise tax (dollar amount in actual), respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$1,481	$3,353
Net realized and unrealized gains (losses)	$1,481	$3,353

During the three and six months ended June 30, 2021, the net change in unrealized appreciation of $1.5 million and $3.4 million of investments were primarily driven by the increase of valuations of our debt investments as a result of the tightening credit spread environment and strong portfolio company performance.

There were no realized gain/(loss) during the three and six months ended June 30, 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of June 30, 2021, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2021, we had approximately $25.5 million of cash, which taken together with our approximately $143.1 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $482.8 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of June 30, 2021, we had received aggregate Capital Commitments of approximately $652.3 million.
During the six months ended June 30, 2021, we issued three capital calls to the holders of our Common Stock. As a result, the total shares issued and proceeds received related to the capital drawdown delivered pursuant to the Subscription Agreements were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 07, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
Total	4,472,236	$92.50
Distributions
The following table summarizes our distributions declared and payable for the six months ended June 30, 2021 to holders of our Common Stock (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	6.2%	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	11.2%	3,467
Total Distributions			$0.72		$4,242
(1) Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
During the six months ended June 30, 2021, we accrued and paid $31.0 of dividend to holders of the Series A Preferred Stock.

Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$350,000	$206,900	$143,100	$143,100
Total	$350,000	$206,900	$143,100	$143,100

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$57,500	$192,500	$131,698
Total	$250,000	$57,500	$192,500	$131,698
(1) The amount available reflects any limitations related to such credit facility's borrowing base.
JPM Funding Facility
On June 3, 2021, SLIC Financing SPV, LLC, our wholly owned subsidiary, and a Delaware limited liability company, or SLIC SPV, entered into the Amended and Restated Loan and Security Agreement, which amended and restated that certain Loan and Security Agreement, dated as of December 3, 2020, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto, pursuant to which JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of June 30, 2021, of up to $350 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars, pound sterling, Euro or Canadian dollars, and subject to certain exceptions, the interest charged on the JPM Funding Facility is based on LIBOR (Dollar), LIBOR (GBP), EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.15% prior to the transition date, and 2.45% subsequent to the transition date, as set forth in the Amended and Restated Loan and Security Agreement.
During the three and six months ended June 30, 2021, we borrowed $124.0 million and $181.4 million, respectively, and repaid $27.0 million and $32.0 million, respectively, under the JPM Funding Facility. During the year ended December 31, 2020, we borrowed $57.5 million under the JPM Funding Facility. As of June 30, 2021 and December 31, 2020, we had $206.9 million and $57.5 million outstanding under the JPM Funding Facility, respectively. As of June 30, 2021 and December 31, 2020, we had $143.1 million and $192.5 million, respectively, of available capacity under the JPM Funding Facility (subject to borrowing base availability).
As of June 30, 2021, we were in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of June 30, 2021 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of June 30, 2021, we had delayed draw and revolving senior secured loans with an aggregate of $145.1 million of unfunded commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $42.0 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2021, management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our JPM Funding Facility as of June 30, 2021, was as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$206,900	$—	$—	$206,900	$—
Total Contractual Obligations	$206,900	$—	$—	$206,900	$—

RECENT DEVELOPMENTS
During the period from July 1, 2021 through August 11, 2021, the Company has closed or the Investment Adviser’s Investment Committee has committed/approved approximately $268.6 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 99.9% were first lien senior secured loans and 0.1% were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus pandemic.
On July 30, 2021, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $35.0 million. The sale of 1,647,834 shares of our Common Stock closed on August 6, 2021.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by the board of directors, or the Board, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on our investments and net asset value and can lead to increased market volatility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”

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
As of June 30, 2021, 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$8,315	$(6,207)	$2,108
Up 200 basis points	$4,507	$(4,138)	$369
Up 100 basis points	$700	$(2,069)	$(1,369)
Down 100 basis points	$-	$302	$302
Down 200 basis points	$-	$302	$302
Down 300 basis points	$-	$302	$302

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Reports on Form 8-K filed on May 12, 2021 and July 2, 2021 for issuance of our Common Stock during the quarter ended June 30, 2021. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3: Defaults Upon Senior Securities.

    None.
Item 4: Mine Safety Disclosures.

    Not applicable
Item 5: Other Information.

    None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1*
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, the lenders party thereto, and the issuing banks party thereto.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

Dated: August 11, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2021	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)