Form 10-Q
period 2021-09-30
SL Investment Corp.
filed 2021-11-12
CIK 1825590

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 12, 2021, the Registrant had 14,424,335 shares of common stock, $0.001 par value, outstanding.

SL Investment Corp.

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (Unaudited) and December 31, 2020	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021, and for the period from August 24, 2020 (inception) through September 30, 2020 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021, and for the period from August 24, 2020 (inception) through September 30, 2020 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, and for the period from August 24, 2020 (inception) through September 30, 2020 (Unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2021 (Unaudited) and December 31, 2020	8
	Notes to Consolidated Financial Statements (Unaudited)	21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 4.	Controls and Procedures	55
Part II. Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SL Investment Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiary (the "Company") including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2021, and the period from August 24, 2020 (inception) through September 30, 2020, and of cash flows for the nine-month period ended September 30, 2021 and the period from August 24, 2020 (inception) through September 30, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from August 24, 2020 (inception) to December 31, 2020 (not presented herein); and in our report dated March 22, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/Deloitte & Touche LLP

New York, NY
November 12, 2021

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $575,466 and $108,117 at September 30, 2021 and December 31, 2020, respectively)	$580,059	$108,222
Cash	20,404	25,877
Deferred financing costs	5,166	3,033
Deferred offering costs	4	62
Interest receivable from non-controlled/non-affiliated investments	3,486	302
Receivable for investments sold	151	11
Prepaid expenses and other assets	10	77
Total assets	$609,280	$137,584

Liabilities
Debt	$325,400	$57,500
Payable to affiliates (Note 3)	1,492	549
Financing costs payable	2,600	1,611
Dividends payable	6,278	83
Management fee payable	137	27
Interest payable	1,354	38
Accrued expenses and other liabilities	945	380
Total liabilities	$338,206	$60,188

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	$1	$1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common stock, par value $0.001 per share (100,000,000 shares authorized and 12,781,143 and 3,874,264 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	13	4
Paid-in capital in excess of par value of Common stock	264,491	77,000
Net distributable earnings (losses)	6,049	(129)
Total net assets	$271,074	$77,396
Total liabilities and net assets	$609,280	$137,584
Net asset value per common share	$21.17	$19.84

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	Nine months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$9,065	$—	$16,705	$—
Payment-in-kind interest income	67	—	110	—
Other income	506	—	1,510	—
Total investment income	9,638	—	18,325	—

Expenses:
Interest and other financing expense	2,177	—	4,506	—
Management fees	137	—	276	—
Organization and offering costs	20	182	201	182
Professional fees	215	—	619	—
Directors’ fees	52	—	153	—
Administrative service fees	—	—	6	—
General and other expenses	132	—	375	—
Total expenses	2,733	182	6,136	182
Net investment income (loss) before taxes	6,905	(182)	12,189	(182)
Excise tax expense(1)	—	—	—
Net investment income (loss) after taxes	6,905	(182)	12,189	(182)
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments:	52	—	52	—
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments:	1,135	—	4,488	—
Net realized and unrealized gains (losses)	1,187	—	4,540	—
Net increase (decrease) in net assets resulting from operations	8,092	(182)	16,729	(182)
Preferred stock dividend	(16)	—	(47)	—
Net increase (decrease) in net assets resulting from operations attributable to holders of Common stock	$8,076	$(182)	$16,682	$(182)

Per common share information—basic and diluted
Net investment income (loss) per common share (basic and diluted):	$0.69	$(182.00)	$1.81	$(182.00)
Earnings per common share (basic and diluted):	$0.81	$(182.00)	$2.47	$(182.00)
Weighted average common shares outstanding (basic and diluted) (Note 9):	9,985,649	1,000	6,743,252	1,000
Dividend declared per common share	$0.49	$—	$1.21	$—
(1) Excise tax expense incurred during the three and nine months ended September 30, 2021 was $0 and $317 (dollar amount in actual), respectively.

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	Three months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	Nine months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,905	$(182)	$12,189	$(182)
Net realized gain (loss)	52	—	52	—
Net change in unrealized appreciation (depreciation)	1,135	—	4,488	—
Net increase (decrease) in net assets resulting from operations	8,092	(182)	16,729	(182)

Capital transactions:
Issuance of common stock	95,000	20	187,500	20
Dividends declared on Preferred stock and Common stock (Note 8)	(6,278)	—	(10,551)	—
Net increase (decrease) in net assets resulting from capital transactions	88,722	20	176,949	20
Total increase (decrease) in net assets	96,814	(162)	193,678	(162)
Net assets at beginning of period	174,260	—	77,396	—
Net assets at end of period	$271,074	$(162)	$271,074	$(162)

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share and per share data)

	For the Nine Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,729	$(182)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(4,488)	—
Net realized (gain) loss on investments	(52)	—
Net accretion of discount and amortization of premium	(1,311)	—
Payment-in-kind interest capitalized	(66)	—
Amortization of deferred financing costs	609	—
Amortization of deferred offering costs	59	—
Purchases of investments and change in payable for investments purchased	(496,452)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	30,392	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(3,184)	—
(Increase) decrease in prepaid expenses and other assets	67	—
(Increase) decrease in deferred offering costs	—	(14)
(Decrease) increase in payable to affiliates	943	196
(Decrease) increase in management fee payable	110	—
(Decrease) increase in interest payable	1,316	—
(Decrease) increase in accrued expenses and other liabilities	565	—
Net cash provided by (used in) operating activities	(454,763)	—

Cash flows from financing activities:
Borrowings on debt	391,900	—
Repayments on debt	(124,000)	—
Proceeds from issuance of common shares	187,500	20
Deferred financing costs paid	(1,753)	—
Dividends paid in cash	(4,356)	—
Offering costs paid	(1)	—
Net cash provided by (used in) financing activities	449,290	20
Net increase (decrease) in cash	(5,473)	20
Cash, beginning of period	25,877	—
Cash, end of period	$20,404	$20

Supplemental information and non-cash financing activities:
Excise tax paid (Note 2)	$—	$—
Interest paid during the period	$2,061	$—
Dividends payable	$6,278	$—
Accrued but unpaid deferred financing costs during the period	$1,300	$—

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	6.00%	12/22/2020	12/22/2026	12,264	$11,991	$12,264	4.52%
Jonathan Acquisition Company	(4) (6) (12)	L + 5.00%	6.00%	12/22/2020	12/22/2025	275	234	275	0.10
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.25%	04/22/2021	04/22/2027	7,913	7,838	7,913	2.92
PCX Holding Corp.	(4) (6) (12)	L + 6.25%	7.25%	04/22/2021	04/22/2027	3,173	3,139	3,173	1.17
PCX Holding Corp.	(4) (6) (12)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(7)	—	0.00
Two Six Labs, LLC	(4) (5) (7)	L + 5.50%	6.25%	08/24/2021	08/20/2027	4,756	4,662	4,662	1.72
Two Six Labs, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(18)	(18)	(0.01)
Two Six Labs, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(18)	(18)	(0.01)
							27,821	28,251	10.41
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	6.50%	06/29/2021	06/29/2028	10,264	10,115	10,093	3.72
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (12)	L + 5.75%	6.50%	06/29/2021	06/29/2028	—	(21)	(47)	(0.02)
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (12)	L + 5.75%	6.50%	06/29/2021	06/29/2027	—	(5)	(6)	0.00
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	12/28/2020	08/05/2026	1,809	1,777	1,794	0.66
Sonny's Enterprises, Inc.	(4) (6)	L + 6.75%	7.75%	12/28/2020	08/05/2026	4,828	4,743	4,787	1.77
							16,609	16,621	6.13
Automobiles
ARI Network Services, Inc.	(4) (5) (6)	L + 6.50%	7.50%	06/30/2021	02/28/2025	9,000	8,831	8,922	3.29
ARI Network Services, Inc.	(4) (5) (6) (12)	L + 6.50%	7.50%	06/30/2021	02/28/2025	1,576	1,545	1,561	0.58
ARI Network Services, Inc.	(4) (6) (12)	L + 6.50%	7.50%	06/30/2021	02/28/2025	571	547	560	0.21
Summit Buyer, LLC	(4) (5) (6)	L + 5.25%	6.25%	09/17/2021	01/14/2026	9,600	9,409	9,409	3.47
Summit Buyer, LLC	(4) (6) (12)	L + 5.25%	6.25%	06/23/2021	01/14/2026	2,860	2,701	2,583	0.95
Summit Buyer, LLC	(4) (6) (12)	L + 5.25%	6.25%	06/23/2021	01/14/2026	—	(19)	(21)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	L + 5.75%	6.75%	05/25/2021	12/02/2025	14,963	14,683	14,707	5.43
Vehlo Purchaser, LLC	(4) (5) (7)	L + 5.00%	5.75%	08/27/2021	08/27/2027	11,667	11,436	11,436	4.22
Vehlo Purchaser, LLC	(4) (7) (12)	L + 5.00%	5.75%	08/27/2021	08/27/2027	—	(82)	(82)	(0.03)
Vehlo Purchaser, LLC	(4) (7) (12)	L + 5.00%	5.75%	08/27/2021	08/27/2027	500	451	451	0.17
							49,502	49,526	18.28
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/28/2021	04/27/2027	5,237	5,187	5,237	1.93
GraphPad Software, LLC	(4) (6) (12)	L + 6.00%	7.00%	04/28/2021	04/27/2027	187	181	187	0.07
							5,368	5,424	2.00

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 5.25%	6.25%	08/31/2021	12/23/2026	7,481	$7,353	$7,352	2.71%
365 Retail Markets, LLC	(4) (5)	P + 4.25%	7.50%	08/31/2021	12/23/2026	19	18	18	0.01
365 Retail Markets, LLC	(4) (6) (12)	L + 5.25%	6.25%	08/31/2021	12/23/2026	—	(21)	(21)	(0.01)
Capstone Acquisition Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	6,938	6,881	6,924	2.55
Capstone Acquisition Holdings, Inc.	(4) (6) (12)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(4)	(2)	0.00
MHE Intermediate Holdings, LLC	(4) (5) (6)	L + 5.75%	6.75%	07/21/2021	07/21/2027	12,321	12,082	12,082	4.46
MHE Intermediate Holdings, LLC	(4) (6) (12)	L + 5.75%	6.75%	07/21/2021	07/21/2027	79	63	63	0.02
MHE Intermediate Holdings, LLC	(4) (6) (12)	L + 5.75%	6.75%	07/21/2021	07/21/2027	—	(21)	(21)	(0.01)
PDFTron US Acquisition Corp	(4) (5) (6) (9)	L + 5.50%	6.50%	07/15/2021	07/15/2027	13,200	12,979	12,979	4.79
PDFTron US Acquisition Corp	(4) (6) (9) (12)	L + 5.50%	6.50%	07/15/2021	07/15/2027	2,640	2,588	2,588	0.95
PDFTron US Acquisition Corp	(4) (6) (9) (12)	L + 5.50%	6.50%	07/15/2021	07/15/2026	—	(63)	(63)	(0.02)
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,938	2,886	2,938	1.08
Sweep Purchaser, LLC	(4) (6) (12)	L + 5.75%	6.75%	02/12/2021	11/30/2026	1,570	1,541	1,570	0.58
Sweep Purchaser, LLC	(4) (6) (12)	L + 5.75%	6.75%	11/30/2020	11/30/2026	47	44	47	0.02
Sweep Purchaser, LLC	(4) (12)	P + 4.75%	8.00%	11/30/2020	11/30/2026	103	98	103	0.04
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	6.50%	01/07/2021	01/07/2027	12,798	12,566	12,798	4.72
Valcourt Holdings II, LLC	(4) (6) (12)	L + 5.50%	6.50%	01/07/2021	01/07/2027	725	684	725	0.27
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,485	5,437	5,485	2.02
Vessco Midco Holdings, LLC	(4) (6) (12)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,951	2,920	2,951	1.09
Vessco Midco Holdings, LLC	(4) (6) (12)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(8)	—	0.00
VRC Companies, LLC	(4) (5) (7)	L + 5.50%	6.25%	06/30/2021	06/29/2027	21,197	20,890	20,932	7.72
VRC Companies, LLC	(4) (5) (7) (12)	L + 5.50%	6.25%	06/30/2021	06/29/2027	264	213	220	0.08
VRC Companies, LLC	(4) (7) (12)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(10)	(9)	0.00
							89,116	89,659	33.07
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	10/17/2024	4,273	4,222	4,264	1.57
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 5.25%	6.25%	04/16/2021	10/17/2024	326	322	326	0.12
							4,544	4,590	1.69
Diversified Consumer Services
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	03/23/2021	10/16/2023	3,487	3,459	3,487	1.29
Mammoth Holdings, LLC	(4) (6) (12)	L + 6.00%	7.00%	03/23/2021	10/16/2023	7,236	7,105	7,236	2.67
Mammoth Holdings, LLC	(4) (6) (12)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(3)	—	0.00
							10,561	10,723	3.96
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 6.25%	7.25%	12/18/2020	12/18/2025	3,722	3,657	3,542	1.31

SL Investment Corp
Consolidated Schedule of Investments (Unaudited)(continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	7.00%	07/12/2021	07/12/2027	4,500	$4,413	$4,413	1.63%
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,860	6,710	6,860	2.53
Bearcat Buyer, Inc.	(4) (6) (12)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,278	6,130	6,278	2.32
DCA Investment Holdings, LLC	(4) (5) (7)	L + 6.25%	7.00%	03/12/2021	03/12/2027	4,801	4,735	4,801	1.77
DCA Investment Holdings, LLC	(4) (7) (12)	L + 6.25%	7.00%	03/12/2021	03/12/2027	232	222	232	0.09
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	09/01/2021	09/01/2027	3,938	3,860	3,860	1.42
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	L + 6.00%	7.00%	09/01/2021	09/01/2027	—	(16)	(16)	(0.01)
Stepping Stones Healthcare Services, LLC	(4) (5) (6)	L + 6.00%	7.00%	03/09/2021	03/09/2027	6,299	6,212	6,299	2.32
Stepping Stones Healthcare Services, LLC	(4) (6) (12)	L + 6.00%	7.00%	03/09/2021	03/09/2027	279	267	279	0.10
Stepping Stones Healthcare Services, LLC	(4) (6) (12)	L + 6.00%	7.00%	03/09/2021	03/09/2026	—	(10)	—	0.00
Suveto Buyer, LLC	(4) (7) (12)	L + 4.25%	5.00%	09/09/2021	09/09/2027	1,121	1,081	1,081	0.40
Suveto Buyer, LLC	(4) (7) (12)	L + 4.25%	5.00%	09/09/2021	09/09/2027	—	(6)	(6)	0.00
							29,185	29,668	10.94
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.75%	6.75%	11/09/2020	02/03/2026	4,277	4,174	4,192	1.55
Lightspeed Buyer, Inc.	(4) (6) (12)	L + 5.75%	6.75%	11/09/2020	02/03/2026	3,117	3,021	3,029	1.12
							7,195	7,221	2.67
Insurance
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	6.00%	09/30/2021	09/29/2028	11,481	11,251	11,251	4.15
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	6.00%	09/30/2021	09/29/2028	—	(26)	(26)	(0.01)
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	6.00%	09/30/2021	09/30/2027	—	(18)	(18)	(0.01)
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.50%	6.25%	11/25/2020	11/25/2026	4,853	4,789	4,853	1.79
Higginbotham Insurance Agency, Inc.	(4) (7) (12)	L + 5.50%	6.25%	11/25/2020	11/25/2026	1,117	1,100	1,117	0.41
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/16/2021	04/14/2028	4,337	4,254	4,254	1.57
High Street Buyer, Inc.	(4) (7) (12)	L + 6.00%	6.75%	04/16/2021	04/14/2028	6,778	6,545	6,545	2.41
High Street Buyer, Inc.	(4) (7) (12)	L + 6.00%	6.75%	04/16/2021	04/16/2027	—	(17)	(17)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (6) (12)	L + 5.75%	6.75%	02/05/2021	08/27/2025	24,911	24,589	24,589	9.07
Integrity Marketing Acquisition, LLC	(4) (7) (12)	L + 5.50%	6.25%	07/09/2021	08/27/2025	1,081	1,021	1,021	0.38
Patriot Growth Insurance Services, LLC	(4) (6) (12)	L + 5.75%	6.75%	06/25/2021	01/02/2025	11,250	10,831	11,250	4.15
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	12/23/2020	04/01/2026	15,116	14,745	15,116	5.58
World Insurance Associates, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	12/23/2020	04/01/2026	9,395	9,173	9,395	3.47
World Insurance Associates, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	04/01/2021	04/01/2026	—	(17)	—	0.00
							88,220	89,330	32.95

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/30/2021	10/30/2026	10,125	$9,935	$10,113	3.73%
FMG Suite Holdings, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(42)	(3)	0.00
FMG Suite Holdings, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(21)	(1)	0.00
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	11,483	11,308	11,371	4.19
MSM Acquisitions, Inc.	(4) (6) (12)	L + 6.00%	7.00%	12/09/2020	12/09/2026	3,269	3,154	3,126	1.15
MSM Acquisitions, Inc.	(4) (12)	P + 5.00%	8.25%	12/09/2020	12/09/2026	33	10	20	0.01
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.50%	05/06/2021	05/06/2028	11,970	11,742	11,801	4.35
Triple Lift, Inc.	(4) (7) (12)	L + 5.75%	6.50%	05/06/2021	05/06/2028	—	(32)	(24)	(0.01)
							36,054	36,403	13.42
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.00%	05/03/2021	05/08/2028	7,481	7,338	7,341	2.71
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	01/20/2021	12/29/2026	6,203	6,090	6,203	2.29
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	6.25%	08/04/2021	08/04/2027	17,255	16,833	16,833	6.21
Govbrands Intermediate, Inc.	(4) (7) (12)	L + 5.50%	6.25%	08/04/2021	08/04/2027	—	(69)	(69)	(0.03)
Govbrands Intermediate, Inc.	(4) (12)	P + 4.50%	7.75%	08/04/2021	08/04/2027	605	561	561	0.21
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	7.00%	02/01/2021	01/22/2027	7,336	7,201	7,336	2.71
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (12)	L + 6.00%	7.00%	02/01/2021	01/22/2027	1,280	1,211	1,280	0.47
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (12)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(8)	—	0.00
Upstack Holdco, Inc.	(4) (5) (6)	L + 6.00%	7.00%	08/26/2021	08/20/2027	1,500	1,459	1,459	0.54
Upstack Holdco, Inc.	(4) (6) (12)	L + 6.00%	7.00%	08/26/2021	08/20/2027	—	(25)	(25)	(0.01)
Upstack Holdco, Inc.	(4) (6) (12)	L + 6.00%	7.00%	08/26/2021	08/20/2027	—	(10)	(10)	0.00
							40,581	40,909	15.10
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	19,934	19,721	19,934	7.35
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6) (12)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,701	1,681	1,701	0.63
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,561	1,542	1,561	0.58
							22,944	23,196	8.56
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.50%	5.50%	12/22/2020	12/22/2027	10,831	10,681	10,672	3.94
AWP Group Holdings, Inc.	(4) (6) (12)	L + 4.50%	5.50%	12/22/2020	12/22/2027	1,579	1,545	1,533	0.57
AWP Group Holdings, Inc.	(4) (6) (12)	L + 4.50%	5.50%	12/22/2020	12/22/2026	158	141	139	0.05
AWP Group Holdings, Inc.	(4) (12)	P + 3.50%	6.75%	12/22/2020	12/22/2026	79	71	70	0.03
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	L + 4.75%	5.75%	03/10/2021	06/26/2026	3,768	3,700	3,768	1.39
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	L + 4.75%	5.75%	03/10/2021	06/26/2025	408	396	408	0.15
							16,534	16,590	6.13

SL Investment Corp
Consolidated Schedule of Investments (Unaudited)(continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/17/2021	03/10/2027	8,080	$7,911	$8,080	2.98%
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(15)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	7.25%	03/17/2021	03/10/2027	90	77	90	0.03
IQN Holding Corp., dba Beeline	(4) (5) (6)	L + 5.50%	6.50%	08/30/2021	08/20/2024	19,949	19,852	19,852	7.32
							27,825	28,022	10.33
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	6,750	6,685	6,685	2.47
Associations, Inc.	(4) (6) (12)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	1,299	1,242	1,242	0.46
Associations, Inc.	(4) (6) (12)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	—	(8)	(8)	0.00
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.50%	07/01/2021	07/01/2027	10,500	10,297	10,297	3.80
Zarya Intermediate, LLC	(4) (6) (12)	L + 6.50%	7.50%	07/01/2021	07/01/2027	8,250	8,087	8,087	2.98
Zarya Intermediate, LLC	(4) (6) (12)	L + 6.50%	7.50%	07/01/2021	07/01/2027	—	(39)	(39)	(0.01)
							26,264	26,264	9.70
Software
Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.00%	04/12/2021	04/12/2027	6,000	5,916	5,952	2.20
Alert Media, Inc.	(4) (6) (12)	L + 5.00%	6.00%	04/12/2021	04/12/2026	—	(10)	(6)	0.00
Appfire Technologies, LLC	(4) (6) (12)	L + 5.50%	6.50%	07/07/2021	03/09/2027	—	(28)	(28)	(0.01)
Cleo Communications Holding, LLC	(4) (5) (6)	L + 6.75%	7.75%	06/09/2021	06/09/2027	17,099	16,935	17,070	6.30
Cleo Communications Holding, LLC	(4) (6) (12)	L + 6.75%	7.75%	06/09/2021	06/09/2027	—	(51)	(9)	0.00
Cordeagle US Finco, Inc.	(4) (5) (6) (9)	L + 6.75%	7.75%	07/30/2021	07/30/2027	7,800	7,648	7,648	2.82
Cordeagle US Finco, Inc.	(4) (6) (9) (12)	L + 6.75%	7.75%	07/30/2021	07/30/2027	—	(23)	(23)	(0.01)
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/25/2026	10,331	10,230	10,280	3.79
GS AcquisitionCo, Inc.	(4) (5) (6) (12)	L + 5.75%	6.75%	10/27/2020	05/25/2026	6,001	5,916	5,950	2.19
GS AcquisitionCo, Inc.	(4) (6) (12)	L + 5.75%	6.75%	10/27/2020	05/25/2026	—	(10)	(4)	0.00
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.00%	11/12/2020	12/19/2023	4,420	4,387	4,420	1.63
Gurobi Optimization, LLC	(4) (6) (12)	L + 5.00%	6.00%	11/12/2020	12/19/2023	—	(4)	—	0.00
Pound Bidco, Inc.	(4) (5) (6) (9)	L + 6.50%	7.50%	01/28/2021	02/01/2026	2,132	2,094	2,132	0.79
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	L + 6.50%	7.50%	01/28/2021	02/01/2026	—	(7)	—	0.00
Revalize, Inc.	(4) (6) (12)	L + 5.25%	6.25%	07/07/2021	04/15/2027	735	703	703	0.26
Skykick, Inc.	(4) (5) (6)	L + 7.25%	8.25%	09/01/2021	09/01/2027	2,700	2,633	2,633	0.97
Skykick, Inc.	(4) (6) (12)	L + 7.25%	8.25%	09/01/2021	09/01/2027	—	(14)	(14)	(0.01)
							56,315	56,704	20.92
Total First Lien Debt							$562,708	$567,056	209.19%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Electronic Equipment, Instruments & Components
1A Smart Start, LLC	(4) (5) (6)	L + 8.50%	9.50%	06/02/2021	06/02/2028	3,750	$3,696	$3,750	1.38%
Infinite Bidco, LLC	(4) (5) (8)	L + 7.00%	7.50%	02/24/2021	03/02/2029	3,000	2,988	3,000	1.11
Infinite Bidco, LLC	(4) (8) (12)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(3)	—	0.00
							6,681	6,750	2.49
Industrial Conglomerates
Aptean, Inc.	(4) (5) (7)	L + 7.00%	7.75%	04/22/2021	04/23/2027	1,050	1,050	1,050	0.39
IT Services
Idera, Inc.	(4) (5) (7)	L + 6.75%	7.50%	02/04/2021	03/02/2029	530	526	530	0.20
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L + 8.50%	9.50%	01/27/2021	11/20/2026	1,000	977	1,000	0.37
							1,503	1,530	0.56
Software
Flexera Software, LLC	(4) (5) (6)	L + 7.00%	8.00%	03/03/2021	03/03/2029	1,500	1,471	1,500	0.55
Total Second Lien Debt							$10,705	$10,830	3.99%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)	16.25% PIK		12/18/2020	06/18/2026	576	$568	$492	0.18%
Total Unsecured Debt							568	492	0.18
Preferred Equity
Skykick, Inc.	(4) (11)			08/31/2021		23,665	225	225	0.08
Total Preferred Equity							225	225	0.08
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			03/09/2021		5,196	520	485	0.18
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			03/01/2021		50,000	125	179	0.07
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020		500	50	150	0.06
PCX Holding Corp.	(4) (11)			04/22/2021		1,154	115	115	0.04
Shelby Co-invest, LP (Spectrum Automotive)	(4) (11)			06/29/2021		1,500	150	150	0.06
SSG Holdco, LLC (Stepping Stones Healthcare Services, LLC)	(4) (11)			03/09/2021		2,017	300	377	0.14
Total Common Equity							1,260	1,456	0.55
Total Other Securities							$2,053	$2,173	0.81%
Total Portfolio Investments							$575,466	$580,059	$213.99%

SL Investment Corp
Consolidated Schedule of Investments (Unaudited)(continued)
September 30, 2021
(In thousands)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the SL Investment Corp. (the “Company”) are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiary. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company’s outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of September 30, 2021, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2021. As of September 30, 2021, the reference rates for the Company’s variable rate loans were the 1-month L at 0.08%, the 3-month L at 0.13%, the 6-month L at 0.16% and the P at 3.25%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s board of directors (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(6)The interest rate floor on these investments as of September 30, 2021 was 1.00%.
(7)The interest rate floor on these investments as of September 30, 2021 was 0.75%.
(8)The interest rate floor on these investments as of September 30, 2021 was 0.50%.
(9)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets represented 4.1% of total assets as calculated in accordance with regulatory requirements.
(10)Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(11)Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2021, the aggregate fair value of these securities is $1,681 or 0.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)Position or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$1,200	$(21)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/10/2022	1,500	—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	510	—
Alert Media, Inc.	0.50%	Revolver	04/12/2026	750	(6)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	01/07/2023	7,800	(28)
ARI Network Services, Inc.	1.00%	Delayed Draw Term Loan	12/30/2021	82	(1)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	727	(6)
Associations, Inc.	2.50%	Delayed Draw Term Loan	01/09/2024	789	(8)
Associations, Inc.	1.00%	Delayed Draw Term Loan	01/09/2024	3,865	(38)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(8)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	(23)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,658	(24)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/12/2022	1,013	(2)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	2,832	(48)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	$378	$(6)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(9)
Cordeagle US Finco, Inc.	0.50%	Revolver	07/30/2027	1,200	(23)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/12/2022	955	—
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/30/2022	2,250	(3)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,125	(1)
Galway Borrower, LLC	0.00%	Delayed Draw Term Loan	09/30/2023	2,639	(26)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	880	(18)
Govbrands Intermediate Inc	1.00%	Delayed Draw Term Loan	08/04/2022	5,676	(69)
Govbrands Intermediate Inc	0.50%	Revolver	08/04/2027	1,211	(29)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	562	—
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	295	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	04/01/2022	4,350	(21)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/25/2026	907	(4)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	73	—
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	253	—
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	10/16/2021	10,606	(114)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(17)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	07/09/2023	6,416	(51)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,648	—
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	1,350	(27)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	09/12/2022	371	—
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	7,965	—
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	—
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	07/21/2023	1,528	(15)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	1,071	(21)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	11,364	(111)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	1,283	(12)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	01/07/2023	1,250	—
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	06/25/2023	17,500	—
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/22/2023	793	—
PCX Holding Corp.	0.50%	Revolver	04/22/2027	793	—
PDFTron US Acquisition Corp	1.00%	Delayed Draw Term Loan	01/15/2023	1,560	(19)
PDFTron US Acquisition Corp	0.50%	Revolver	07/15/2026	3,300	(63)
Pound Bidco, Inc.	0.50%	Revolver	02/01/2026	388	—
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,667	(16)

SL Investment Corp
Consolidated Schedule of Investments (Unaudited)(continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revalize, Inc.	0.50%	Delayed Draw Term Loan	01/07/2023	$7,515	$(30)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	1,125	(14)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	03/09/2023	604	—
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	03/09/2026	736	—
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	11,102	(220)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(21)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	5,824	(34)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	555	(6)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	02/12/2023	111	—
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	319	—
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	06/30/2023	2,395	—
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	444	—
Triple Lift, Inc.	0.50%	Revolver	05/06/2028	1,714	(24)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/24/2023	1,829	(18)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	915	(18)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	1,875	(25)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	375	(10)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	1,578	—
Vehlo Purchaser, LLC	1.00%	Delayed Draw Term Loan	08/27/2023	8,333	(82)
Vehlo Purchaser, LLC	0.50%	Revolver	08/27/2027	2,000	(39)
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	617	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	895	—
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	06/29/2023	3,278	(41)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	708	(9)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	10/01/2022	2,406	—
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	970	—
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,000	(39)
Total First Lien Debt Unfunded Commitments				$187,699	$(1,518)
Second Lien Debt
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/18/2022	$1,500	$—
Total Second Lien Debt Unfunded Commitments				$1,500	$—
Total Unfunded Commitments				$189,199	$(1,518)

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

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
World Insurance Associates LLC	(4) (5) (6)	L + 5.50%	6.50%	12/23/2020	04/01/2026	11,912	$11,556	$11,556	14.93%
World Insurance Associates LLC	(4) (5) (9)	L + 5.50%	6.50%	12/23/2020	04/01/2026	—	(46)	(46)	(0.06)
							22,381	22,381	28.92
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,895	7,738	7,738	10.00
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(16)	(16)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(26)	(26)	(0.03)
							7,696	7,696	9.94
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	7,595	7,483	7,483	9.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	534	516	516	0.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(17)	(17)	(0.02)
							7,982	7,982	10.31
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,526	8,399	8,399	10.85
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(12)	(12)	(0.02)
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(28)	(28)	(0.04)
							8,359	8,359	10.80
Software
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	7,891	7,775	7,775	10.05
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	2,283	2,221	2,221	2.87
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(7)	(7)	(0.01)
Gurobi Optimization LLC	(4) (5) (6)	L + 5.25%	6.25%	11/12/2020	12/19/2023	4,453	4,410	4,410	5.70
Gurobi Optimization LLC	(4) (5) (9)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(5)	(5)	(0.01)
							14,394	14,394	18.60
Total First Lien Debt							$107,564	$107,669	139.11%
Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (8)	N/A	16.25% PIK	12/18/2020	06/18/2026	503	$503	$503	0.65%
Total Unsecured Debt							503	503	0.65
Common Equity
GSM Equity Investors, LP (GSM Outdoors)	(4)					500	50	50	0.06
Total Common Equity							50	50	0.06
Total Other Securities							$553	$553	0.71%
Total Portfolio Investments							$108,117	$108,222	139.83%

SL Investment Corp.
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiary. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 1-month L at 0.14%, the 3-month L at 0.24% and the 6-month L at 0.26%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor of these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(7)	The interest rate floor on these investments as of December 31, 2020 was 0.75%.
(8)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2020:

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
September 30, 2021
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
September 30, 2021
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

As of September 30, 2021, the Company’s consolidated subsidiary was SLIC SPV.

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Assets and Liabilities consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. The net change in unrealized gains or losses on the Consolidated Statements of Operations primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
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
Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

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

For the three and nine months ended September 30, 2021, the Company incurred $0 and $317 (dollar amount in actual), respectively, of U.S. federal excise tax.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
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

For the three and nine months ended September 30, 2021, $137 and $276, respectively, of Base Management Fee was accrued to the Investment Adviser. For the period from August 24, 2020 (inception) through September 30, 2020, the Company did not incur any Base Management Fee.

As of September 30, 2021 and December 31, 2020, $137 and $27, respectively, were payable to the Investment Adviser relating to Base Management Fees.

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
and to make certain conforming changes in connection with such revisions. No material terms changed in the Restated Administration Agreement as compared to the Administration Agreement.

Pursuant to the Restated Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursements under the Administration Agreement are made quarterly in arrears.

For the three and nine months ended September 30, 2021, the Company incurred $0 and $6, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations. For the period from August 24, 2020 (inception) through September 30, 2020, the Company did not incur any expenses under the Administration Agreement.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2021 and December 31, 2020 were $24 and $18, respectively.

Expense Support and Waiver Agreement

On February 1, 2021, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company’s behalf within three years of October 9, 2020.

For the three and nine months ended September 30, 2021, the Company incurred $20 and $201, respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. For the period from August 24, 2020 (inception) through September 30, 2020, the Company incurred $182 towards organization cost.

Adviser Investment

On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).

(4)Investments

The composition of the Company’s investment portfolio at cost and fair value were as follows:

	September 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$562,708	$567,056	97.7%	$107,564	$107,669	99.5%
Second Lien Debt	10,705	10,830	1.9	—	—	—
Other Securities	2,053	2,173	0.4	553	553	0.5
Total	$575,466	$580,059	100.0%	$108,117	$108,222	100.0%

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
The industry composition of investments at fair value were as follows:

	September 30, 2021	December 31, 2020
Aerospace and Defense	4.9%	11.1%
Auto Components	2.9	1.6
Automobiles	8.5	—
Biotechnology	0.9	—
Commercial Services & Supplies	15.5	13.2
Containers & Packaging	0.8	3.9
Diversified Consumer Services	1.8	—
Electronic Equipment, Instruments & Components	1.2	—
Food Products	0.7	3.9
Health Care Equipment & Supplies	0.8	—
Health Care Providers & Services	5.2	7.4
Health Care Technology	1.2	2.7
Industrial Conglomerates	0.2	—
Insurance	15.4	20.7
Interactive Media & Services	6.3	7.1
IT Services	7.3	—
Leisure Products	4.0	7.4
Multi-Utilities	2.9	7.7
Professional Services	4.9	—
Real Estate Management & Development	4.5	—
Software	10.1	13.3
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	September 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$15,504	$15,504	2.7%	$—	$—	—%
United States	559,962	564,555	97.3	108,117	108,222	100.0
Total	$575,466	$580,059	100.0%	$108,117	$108,222	100.0%

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

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. We do not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
discounted cash flow analysis of the portfolio company. The Board undertakes a multi-step valuation process each quarter, as described below:

(1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

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
•     the portfolio company’s actual and expected earnings and discounted cash flow;
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

During the three and nine months ended September 30, 2021, there were $0 and $5,698 of portfolio investments transferred into Level 3 from Level 2 at fair value, respectively, as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency.

The following table presents the fair value hierarchy of the investments:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$7,341	$559,715	$567,056
Second Lien Debt	—	—	10,830	10,830
Other Securities	—	—	2,173	2,173
Total	$—	$7,341	$572,718	$580,059

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,698	$101,971	$107,669
Other Securities	—	—	553	553
Total	$—	$5,698	$102,524	$108,222

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, June 30, 2021	$359,225	$10,774	$1,857	$371,856
Purchases of investments	217,020	—	295	217,315
Proceeds from principal repayments and sales of investments	(18,351)	—	—	(18,351)
Accretion of discount/amortization of premium	691	4	—	695
Payment-in-kind	—	—	23	23
Net change in unrealized appreciation (depreciation)	1,078	52	(2)	1,128
Net realized gain (loss)	52	—	—	52
Transfers into/out of Level 3	—	—	—	—
Fair value, September 30, 2021	$559,715	$10,830	$2,173	$572,718

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$1,245	$52	$(2)	$1,295

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2021:

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, December 31, 2020	$101,971	$—	$553	$102,524
Purchases of investments	476,970	10,698	1,435	489,103
Proceeds from principal repayments and sales of investments	(30,513)	—	—	(30,513)
Accretion of discount/amortization of premium	1,297	7	—	1,304
Payment-in-kind	—	—	66	66
Net change in unrealized appreciation (depreciation)	4,240	125	119	4,484
Net realized gain (loss)	52	—	—	52
Transfers into/out of Level 3	5,698	—	—	5,698
Fair value, September 30, 2021	$559,715	$10,830	$2,173	$572,718

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$4,240	$125	$119	$4,484

The Company did not hold any investments during the period from August 24, 2020 (inception) through September 30, 2020.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$559,715	Yield Analysis	Discount Rate	5.24%	9.60%	7.20%
Investments in second lien debt	10,830	Yield Analysis	Discount Rate	7.07%	10.18%	8.46%
Investments in other securities:
Unsecured debt	492	Yield Analysis	Discount Rate	21.53%	21.53%	21.53%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	225	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	1,456	Market Approach	EBITDA Multiple	8.10x	16.90x	14.91x
Total investments in other securities	$2,173
Total investments	$572,718

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$101,971	Yield Analysis	Discount Rate	5.91%	8.86%	6.98%
Investments in other securities	553	Market Approach	EBITDA Multiple	10.00x	10.01x	10.00x
Total investments	$102,524

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

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

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$325,400	$325,400	$57,500	$57,500
Total	$325,400	$325,400	$57,500	$57,500

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the JPM Funding Facility (as defined below), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy as of both September 30, 2021 and December 31, 2020.

(6)Debt

JPM Funding Facility

On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the "JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of September 30, 2021, of up to $500.0 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral. In addition, the JPM Funding Facility provides for an ability to increase the maximum capacity, at the option of existing and new lenders, from $500.0 million to $950.0 million, subject to lender consent and the other conditions set forth therein.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or earlier upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. The interest charged on the JPM Funding Facility is based on LIBOR (Dollar), SONIA, EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.225% prior to the transition date, and 2.375% subsequent to the transition date, as set forth in the JPM Funding Facility.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act. The summary information of

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
the JPM Funding Facility for the three and nine months ended September 30, 2021 was as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Borrowing interest expense	$1,754	$3,377
Facility unused commitment fees	159	520
Amortization of financing costs	264	609
Total	$2,177	$4,506
Weighted average interest rate (excluding unused fees and financing costs)	2.33%	2.47%
Weighted average outstanding balance	$294,873	$180,196

During the three months ended September 30, 2021, the Company borrowed $210,500 and repaid $92,000 under the JPM Funding Facility. During the nine months ended September 30, 2021, the Company borrowed $391,900 and repaid $124,000 under the JPM Funding Facility. For the period from August 24, 2020 (inception) through September 30, 2020, the Company did not have any borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$500,000	$325,400	$174,600	$72,605
Total	$500,000	$325,400	$174,600	$72,605

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$57,500	$192,500	$131,698
Total	$250,000	$57,500	$192,500	$131,698

(1) The amount available reflects any limitations related to such credit facility’s borrowing base.

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

As of September 30, 2021 and December 31, 2020, the Company had $189,199 and $41,952 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

A summary of the Company’s contractual payment obligations under the JPM Funding Facility as of September 30, 2021 was as follows:

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$325,400	$—	$—	$325,400	$—
Total Contractual Obligations	$325,400	$—	$—	$325,400	$—

As of September 30, 2021 and December 31, 2020, the Company had $652,320 and $502,320, respectively, in total Capital Commitments from holders of the Common Stock, of which $387,800 and $425,300, respectively, were unfunded.
(8)Net Assets

The Company has the authority to issue 100,000,000 shares of common stock at $0.001 par value per share and 1,000,000 shares of Series A Preferred Stock at $0.001 par value per share.

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of September 30, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$(129)	$—
Net investment income (loss)	12,189	(154)
Net realized gain (loss)	52	—
Net unrealized appreciation (depreciation)	4,488	105
Dividends declared	(10,551)	(96)
Tax reclassifications to equity of holders of Common Stock	—	16
Net distributable earnings (accumulated losses), end of period	$6,049	$(129)

As of September 30, 2021, the Company received aggregate Capital Commitments of $652,320, including $20 Seed Capital from the Investment Adviser.

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 07, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
August 06, 2021	1,647,834	35.00
September 10, 2021	2,786,809	60.00
Total	8,906,879	$187.50

During the period from August 24, 2020 (inception) through September 30, 2020, the Company received $20 Seed Capital from the Investment Advisor and issued 1,000 Common Shares.

The following table summarizes the Company’s dividends declared and payable for the nine months ended September 30, 2021 (dollar amounts in thousands) to the holders of Common Stock:

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49	6,262
Total Distributions			$1.21	$10,504
During the nine months ended September 30, 2021, we accrued $47.0 of dividend to holders of the Series A Preferred Stock, of which $15.6 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. For the period from August 24, 2020 (inception) through September 30, 2020, no shares of Series A Preferred Stock were outstanding and no dividends were accrued.

(9)Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	For the nine months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Numerator for basic and diluted earnings per common share - net increase/(decrease) in net assets resulting from operations	$8,076	$(182)	$16,682	$(182)
Denominator for basic and diluted earnings per common share - weighted average shares outstanding	9,985,649	1,000	6,743,252	1,000
Basic and diluted earnings per common share	$0.81	$(182.00)	$2.47	$(182.00)

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

(10) Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2021 (dollar amounts in thousands, except per common share data):

For the nine months ended September 30, 2021
Per Common Share Data:(1)
Net asset value, beginning of period	$19.84
Net investment income (loss)	1.81
Net unrealized and realized gain (loss)(2)	0.69
Net increase (decrease) in net assets resulting from operations	2.50
Dividends declared	(1.21)
Issuance of common stock	0.04
Total increase (decrease) in net assets	1.33
Net asset value, end of period	$21.17
Shares outstanding, end of period	12,781,143
Total return based on net asset value(3)	6.70%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$270,553
Weighted average common shares outstanding	6,743,252
Ratio of total expenses to average net assets(4)	5.48%
Ratio of net investment income to average net assets(4)	11.02%
Total capital commitments, end of period	$652,320
Ratios of total contributed capital to total committed capital, end of period	40.55%
Asset coverage ratio	183.01%
Portfolio turnover rate	9.85%

The Company commenced investing operations in October 2020; therefore, financial highlights for the period from August 24, 2020 (inception) through September 30, 2020 are not meaningful.

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period, divided by the beginning net asset value per common share. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 6.50%.
(4)Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)
(11)Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On October 7, 2021, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 1,643,192 shares of Common Stock for an aggregate offering price of approximately $35.0 million. The sale closed on October 15, 2021.
On November 5, 2021, the Company delivered a capital drawdown notice to its stockholders for an aggregate offering price of approximately $75.0 million. The sale of Common Stock closed on November 12, 2021.

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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow. We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loan would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we expect to generate income from distributions on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, syndication, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the efficiency and success of the global vaccine rollout, the length of economic recovery, and policies of the new U.S. presidential administration have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed entirely “post-COVID-19” market dislocation and we believe we still have sufficient available capital to be prudently invested in the current credit environment. We intend to continue to deploy capital in a measured pace as we find what we believe are compelling investment opportunities, while seeking to avoid investing in cyclical industries and industries directly impacted by the effects of the Coronavirus pandemic.
We cannot predict the full impact of the Coronavirus pandemic, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and the potential impact on the vaccine rollout. While the U.S. Food and Drug Administration has approved certain vaccines, including for emergency use, we cannot be certain if and when the United States and countries worldwide will achieve “herd immunity”. Any delay in the dissemination of the vaccines and any unwillingness amongst the population to get vaccinated could result in further social distancing measures and/or localized outbreaks, which may impede the global economic recovery. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the private credit platform of Morgan Stanley Investment Management, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments. Our Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley. The experienced investment professionals of our Investment Adviser work on a particular transaction from origination to close and continue to monitor each investment throughout its life cycle.

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

PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2021, we had investments in 64 portfolio companies across 21 industries. Based on fair value as of September 30, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate. Approximately 99.9% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 0.94% as of September 30, 2021. These floors allow us to potentially mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of September 30, 2021, our weighted average total yield on debt securities at amortized cost was 7.1%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021.

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
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, dollar amounts in thousands):

As of and for the Three Months ended September 30, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$271,700
Less: Syndications	—
Net New Investments Committed/Purchased	271,700
Investments, at Cost
Investments, beginning of period	375,748
New investments purchased	217,315
Net accretion of discount on investments	700
Payment-in-kind	23
Net realized gain (loss) on investments	52
Investments sold or repaid	(18,372)
Investments, end of period	$575,466
Amount of investments funded, at principal
First lien debt investments	$221,203
Other securities(2)	295
Total	$221,498
Amount of investments sold/fully repaid, at principal
First lien debt investments	8,116
Total	$8,116
Weighted average yield on debt and income producing investments, at cost(3)	7.1%
Weighted average yield on debt and income producing investments, at fair value(3)	7.1%
Number of portfolio companies	64
Percentage of debt investments bearing a floating rate, at fair value	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%

The Company commenced investing operations in October 2020; therefore, no investment activities were reported for the period from August 24, 2020 (inception) through September 30, 2020.

(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes dollar amount of equity investments funded.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2021 and December 31, 2020 was as follows (dollar amounts in thousands):

	September 30, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	580,059	100	64
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$580,059	100%	64

	December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	108,222	100	17
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$108,222	100%	17

CONSOLIDATED RESULTS OF OPERATIONS
We were formed on August 24, 2020 and commenced our investment operations in October 2020. The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	For the Nine Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Total investment income	$9,638	$—	$18,325	$—
Less: Net expenses	2,733	182	6,136	182
Net investment income	6,905	(182)	12,189	(182)
Excise tax expense(1)	—	—	—	—
Net change in unrealized appreciation (depreciation)	1,135	—	4,488	—
Net realized gain (loss)	52	—	52	—
Net increase (decrease) in net assets resulting from operations	$8,092	$(182)	$16,729	$(182)
(1) Excise tax expense incurred was $0 and $317 (dollar amount in actual), respectively, during the three and nine months ended September 30, 2021. The Company did not incur any excise tax for the period from August 24, 2020 (inception) through September 30, 2020.
Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	For the Nine Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Investment income:
Interest income	$9,065	$—	$16,705	$—
Payment-in-kind interest income	67	—	110	—
Other income	506	—	1,510	—
Total investment income	$9,638	$—	$18,325	$—

For the three and nine months ended September 30, 2021, total investment income was driven by our deployment of capital and invested balance of investments. All senior secured debt investments were income-producing as of September 30, 2021.

We received payment-in-kind, or PIK, interest income of $67 and $110 for the three and nine months ended September 30, 2021, respectively. The increase was driven by new investments made during the periods earning PIK interest income.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2021, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

We earned $506 and $1,510 of other income from investments for the three and nine months ended September 30, 2021, respectively. Other income was primarily comprised of syndication fees earned.

We did not earn any investment income for the period from August 24, 2020 (inception) through September 30, 2020.

Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	For the Nine Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Expenses:
Interest and other financing expenses	$2,177	$—	$4,506	$—
Management fees	137	—	276	—
Organization and offering costs	20	182	201	182
Professional fees	215	—	619	—
Directors’ fees	52	—	153	—
Administrative service fees	—	—	6	—
General and other expenses	132	—	375	—
Net expenses	$2,733	$182	$6,136	$182
Excise tax expense(1)	—	—	—	—
(1) Excise tax expense incurred during the three and nine months ended September 30, 2021 was $0 and $317 (dollar amount in actual), respectively. The Company did not incur any excise tax for the period from August 24, 2020 (inception) through September 30, 2020.
Interest expense for the three months ended September 30, 2021 was mainly driven by approximately $294,873 of average borrowings (at an average effective interest rate of 2.33%) under our JPM Funding Facility (as defined in Note 6 of our accompanying unaudited consolidated financial statements) related to borrowings for investments and expenses.
Interest expense for the nine months ended September 30, 2021 was mainly driven by approximately $180,196 of average borrowings (at an average effective interest rate of 2.47%) under our JPM Funding Facility related to borrowings for investments and expenses.
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
For the three and nine months ended September 30, 2021, the Company incurred $20 and $201 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. For the period from August 24, 2020 (inception) through September 30, 2020, the Company incurred $182 towards organization cost. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and nine months ended September 30, 2021, we incurred $0 and $317 of U.S. federal excise tax (dollar amount in actual), respectively. For the period from August 24, 2020 (inception) through September 30, 2020, we did not incur any excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020	For the Nine Months Ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$52	$—	$52	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,135	—	4,488	—
Net realized and unrealized gains (losses)	$1,187	$—	$4,540	$—

During the three and nine months ended September 30, 2021, the net change in unrealized appreciation of $1.1 million and $4.5 million of investments were primarily driven by the increase of valuations of our debt investments as a result of the tightening credit spread environment and strong portfolio company performance.

For the three and nine months ended September 30, 2021, the net realized gain of $52 and $52 were driven by sale of investments to third parties.

The Company commenced investing operations in October 2020 and did not hold any investments during the period from August 24, 2020 (inception) through September 30, 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of September 30, 2021, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2021, we had approximately $20.4 million of cash, which taken together with our approximately $174.6 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $387.8 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of September 30, 2021, we had received aggregate Capital Commitments of approximately $652.3 million.
During the nine months ended September 30, 2021, we issued five capital calls to the holders of our Common Stock. As a result, the total shares issued and proceeds received related to the capital drawdown delivered pursuant to the Subscription Agreements were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 07, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
August 06, 2021	1,647,834	35.00
September 10, 2021	2,786,809	60.00
Total	8,906,879	$187.50
During the period from August 24, 2020 (inception) through September 30, 2020, we received $20 Seed Capital from the Investment Advisor and issued 1,000 Common Shares.
Distributions
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2021 to holders of our Common Stock (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	6.2%	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	11.2	3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49	12.0%	6,262
Total Distributions			$1.21		$10,504
(1) Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly periods.
During the nine months ended September 30, 2021, we accrued $47.0 of dividend to holders of the Series A Preferred Stock, of which $15.6 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities.

For the period from August 24, 2020 (inception) through September 30, 2020, we did not accrue any dividends to the holders of Common Stock. For the period from August 24, 2020 (inception) though September 30, 2020, no shares of Series A Preferred Stock were outstanding, and no dividends were accrued.
Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$500,000	$325,400	$174,600	$72,605
Total	$500,000	$325,400	$174,600	$72,605

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
JPM Funding Facility	$250,000	$57,500	$192,500	$131,698
Total	$250,000	$57,500	$192,500	$131,698
(1) The amount available reflects any limitations related to such credit facility’s borrowing base.
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of September 30, 2021, of up to $500.0 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral. In addition, the JPM Funding Facility provides for an ability to increase the maximum capacity, at the option of existing and new lenders, from $500.0 million to $950.0 million, subject to lender consent and the other conditions set forth therein.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or earlier upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. The interest charged on the JPM Funding Facility is based on LIBOR (Dollar), SONIA, EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.225% prior to the transition date, and 2.375% subsequent to the transition date, as set forth in the JPM Funding Facility.
During the three and nine months ended September 30, 2021, we borrowed $210.5 million and $391.9 million, respectively, and repaid $92.0 million and $124.0 million, respectively, under the JPM Funding Facility. During the year ended December 31, 2020, we borrowed $57.5 million under the JPM Funding Facility. As of September 30, 2021 and December 31, 2020, we had $325.4 million and $57.5 million outstanding under the JPM Funding Facility, respectively. As of September 30, 2021 and December 31, 2020, we had $174.6 million and $192.5 million, respectively, of available capacity under the JPM Funding Facility (subject to borrowing base availability). During the period from August 24, 2020 (inception) through September 30, 2020, the Company did not have any borrowings outstanding.

As of September 30, 2021, we were in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of September 30, 2021 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of September 30, 2021, we had delayed draw and revolving senior secured loans with an aggregate of $189.2 million of unfunded commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $42.0 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2021, management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our JPM Funding Facility as of September 30, 2021 was as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
JPM Funding Facility	$325,400	$—	$—	$325,400	$—
Total Contractual Obligations	$325,400	$—	$—	$325,400	$—

RECENT DEVELOPMENTS
During the period from October 1, 2021 through November 12, 2021, the Company has closed or the Investment Adviser’s Investment Committee has committed/approved approximately $303.6 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 99.4% were first lien senior secured loans, 0.3% were second lien senior secured loans and 0.3% were equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus pandemic.
On October 7, 2021, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 1,643,192 shares of Common Stock for an aggregate offering price of approximately $35.0 million. The sale closed on October 15, 2021.

On November 5, 2021, the Company delivered a capital drawdown notice to its stockholders for an aggregate offering price of approximately $75.0 million. The sale of Common Stock closed on November 12, 2021.

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
As of September 30, 2021, 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$12,730	$(9,762)	$2,968
Up 200 basis points	$6,882	$(6,508)	$374
Up 100 basis points	$1,034	$(3,254)	$(2,220)
Down 100 basis points	$—	$423	$423
Down 200 basis points	$—	$423	$423
Down 300 basis points	$—	$423	$423

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Report on Form 8-K filed on September 15, 2021 for an issuance of our Common Stock during the quarter ended September 30, 2021. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1*
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of August 18, 2021, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto..

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

SL Investment Corp.

Dated: November 12, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2021	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)