Form 10-K
period 2021-12-31
SL Investment Corp.
filed 2022-03-21
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 21, 2022, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 21, 2022 was 20,244,075.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL Investment Corp.

SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to SL Investment Corp., a Delaware corporation, together with its consolidated subsidiaries, where applicable;
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, a wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, a wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Common Stock” refers to our common stock, par value $0.001 per share;
•the term “Preferred Stock” refers to our preferred stock, par value $0.001 per share, including our Series A Preferred Stock;
•the term “Series A Preferred Stock” refers to a series of our Preferred Stock designated as the 12.0% Series A Cumulative Preferred Stock; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2021.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any of the MS BDCs (as defined below), even during periods of financial distress. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•changes in the general interest rate environment;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
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
•the timing and amount of cash flows, if any, from the operations of our portfolio companies;
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
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and

•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

PART I
Item 1. Business
We are an externally managed specialty finance company formed on August 24, 2020 focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Form 10-K, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, London Inter-bank Offered Rate, or LIBOR, and prospectively alternative reference rates including, Secured Overnight Financing Rate, or SOFR). We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
The middle-market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, financial sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we will be able to offer attractive risk-adjusted returns to our investors. Despite the effects of the ongoing Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of Coronavirus. See “—Coronavirus Developments” below.
On October 9, 2020, we closed approximately $479.5 million of capital commitments to purchase shares of our Common Stock, in a private placement pursuant to subscription agreements with investors (the “Initial Closing”). Since our Initial Closing, we held additional closings and received aggregate capital commitments to purchase Common Stock. As of December 31, 2021, total capital commitments were approximately $652.3 million.

On October 19, 2020, the Company sold 521 shares of its Series A Preferred Stock for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

We may draw down capital commitments to make investments or pay expenses at any time through October 9, 2023, the third anniversary of the Initial Closing, subject to extension for up to an additional one-year period pursuant to the Adviser’s discretion (such period, including any extensions, the “Investment Period”). After the end of the Investment Period, we may draw down remaining capital commitments, if any, to the extent necessary to: (a) pay and/or establish reserves for our actual or anticipated expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Investment Period, (b) complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment) and/or (d) for the Company to comply with applicable laws and regulations, including the 1940 Act, the Code, and if applicable, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For the avoidance of doubt, the termination of the Investment Period does not signify the commencement of the wind down of the Company or result in any obligation of the Company to return investors’ capital.
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
Our term will end seven years after the Initial Closing, subject to extension for an additional one-year period in the discretion of the Adviser (the “Term”). If we have not consummated a Liquidity Event by the end of the Term, our Board of Directors (the “Board of Directors”), to the extent consistent with its fiduciary duties, will use its commercially reasonable efforts to wind down or liquidate and dissolve the Company, although we may enter into a Liquidity Event after the end of the Term.
The Adviser
Our Adviser, a wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, such as other BDCs, each with a similar investment strategy and investment objective to ours (each an “MS BDC” and, together, the “MS BDCs”). The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.
Our Adviser’s investment committee (the “Investment Committee”) servicing the Company is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 21 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals (the “Investment Team”) within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. The Adviser’s principal executive offices are located at 1585 Broadway, 39th Floor, New York, New York 10036.
The MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $100 million. As of December 31,

2021, Direct Lending managed approximately $8.6 billion in investable capital. Investable capital is calculated as total capital raised and actual or target leverage within each business line.

•Opportunistic Credit.  Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of January 1, 2022, Opportunistic Credit managed approximately $2.6 billion in investable capital..

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions—Institutional Securities (“ISG”), Wealth Management (“WM”) and IM. We are not a subsidiary of or consolidated with Morgan Stanley and Morgan Stanley does not guarantee any of our financial obligations.

As of December 31, 2021, IM managed approximately $1.6 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator

Our Administrator, a wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate.
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under an administration agreement, dated September 24, 2020 and subsequently amended on February 1, 2021, between us and the Administrator (the “Administration Agreement”). Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business—Administration Agreement” below for a discussion of the expenses (subject to the review and approval of our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”) that we reimburse to the Administrator.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, government policies and actions taken or to be taken in response to the pandemic have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Adviser continue to be fully operational.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
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
We have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom (the “U.K.”) and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors and typically avoiding sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments of U.S. middle-market companies, and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. We seek to create and have created what we believe is a defensive portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
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
•Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. Currently, we believe that the MS BDCs, including the Company, are the only BDC platform to serve as the primary middle-market loan investment vehicle within a global investment banking firm, which we believe represents a significant differentiating advantage for us. In addition, to the Adviser’s relationships with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies which may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
Ability to Leverage Morgan Stanley’s Relationships and Network
Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.
Our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment, subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, subject to, in all cases, applicable law, rules and regulations, information barriers, confidentiality provisions and policies and procedures, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources and to monitor portfolio company investments after acquisition. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses.
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s investment professionals maintain with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong financial sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 20 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the MS Private Credit platform. In addition, the investment professionals of the MS Private Credit platform have strong financial sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
The Investment Committee members servicing the Company have an average of over 21 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
Market Opportunity
Despite the ongoing effects of the Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We believe that uncertainty remains as a result of the Coronavirus pandemic, including uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, and government policies and actions taken or to be taken in response to the pandemic that have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that will affect our portfolio companies and could affect our financial condition and results of operations. Despite these factors and while we cannot predict the full impact of the Coronavirus pandemic, we believe we are very well positioned to manage the current environment.
We are well capitalized as of December 31, 2021, with approximately $474.4 million of available capital, including approximately $227.8 million of available uncalled equity and approximately $246.6 million of available committed capacity (subject to borrowing base availability) under our revolving credit agreement with JP Morgan Chase Bank NA, or JPM, as administrative agent and arranger. As of December 31, 2021, we have called $424.5 million of the total committed equity capital of $652.3 million.

In addition, we believe the middle-market direct lending market environment continues to provide attractive risk adjusted returns due to several historical factors.
Advantageous Market Landscape
We believe that the middle-market senior secured loan asset class remains a highly attractive investment area due to its significant size and historically strong risk adjusted returns. Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily as a result of changes in banking regulation and deal structure, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
We believe that focusing on lending to private equity owned middle-market businesses provides for an attractive risk adjusted return, with demonstrated stability of leverage multiples and attractive loan to value ratios due to significant equity contributions from the private equity owners.
Large and Growing U.S. Middle-Market with Favorable Market Trends
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require significant capital if these companies continue their growth. Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are over $595 billion of middle-market loans with maturities between the fourth quarter of 2021 and the third quarter of 2028 that will likely require a refinancing event. In addition, data from Preqin, Ltd., a provider of financial data and information on the alternative assets market, shows that as of December 31, 2021, there was approximately $530 billion of raised, but not yet invested, capital by North American private equity firms. We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
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
We believe, senior secured middle-market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure. Senior secured middle-market loans that are secured by the portfolio company’s assets typically contain carefully structured covenant packages that allow lenders to take early action in situations where obligors underperform. These characteristics can provide protection against credit deterioration. Middle-market lenders are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated loan asset class.
Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management, and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The origination platform is complemented by opportunities sourced by the existing Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. We seek to capitalize on a significant number of lending opportunities with middle-market companies that the Firm has longstanding relationships with.
We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the Morgan Stanley origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
Preliminary Screen
An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.
If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team prepares a screening memo which is discussed with a subset of the Investment Committee at a Preliminary Screen meeting. At a Preliminary Screen meeting, the Investment Team presents an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. Opportunities that are approved at the Preliminary Screen meeting advance to the Due Diligence & Structuring phase.
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
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
1.Financial analysis;
2.Capital structure review;
3.Covenant analysis;
4.Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
5.Industry research;
6.Customer calls;
7.Industry expert calls;
8.Management background checks;
9.Consideration of environmental, social and governance (“ESG”) issues; and

10.Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a quarterly basis.

Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
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
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, financial sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser also compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser's Internal Risk Rating system.

As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Adviser’s Internal Risk Rating system:

Category 1	In the opinion of our Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2	In the opinion of our Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3	In the opinion of our Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4	In the opinion of our Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2021 and December 31, 2020.
Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from rise in energy prices, volatility in foreign currency exchange rates, market impacts of responses to the COVID-19 pandemic, inflation expectation and interest rate sensitivity.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of the investors in the Company. Morgan Stanley has advised and may advise clients with a wide variety of investment objectives that in some instances may overlap or conflict with the investment objectives of the Company and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of both Morgan Stanley and other entities, including those with investment objectives that overlap with those of the Company. For instance, the Adviser serves as the investment adviser to the other MS BDCs whose investment objectives overlap with those of the Company.
These activities create potential conflicts in allocating investment opportunities among us and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
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
For a description of the potential conflicts of interest of the Company as well as the allocation of investments among entities advised by the Adviser and its affiliates, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” and in particular, the section titled “Investments by Morgan Stanley and Its Affiliated Investment Accounts.”
Investments
As of December 31, 2021, the fair value of our investments was approximately $889.1 million in 82 portfolio companies. For the year ended December 31, 2021, we made new investment commitments (prior to any sale/repayments) of approximately $1,180.4 million and new investment fundings of approximately $856.5 million. Approximately $81.9 million of investments were sold or repaid, of which $15.2 million of investments were sold and realized net gains of $0.4 million. As of December 31, 2020, the fair value of our investments was approximately $108.2 million in 17 portfolio companies. From commencement of investment operations in October 2020 through December 31, 2020, we made new investment commitments (prior to any sale/repayments) of approximately $152.7 million and new investment fundings of approximately $109.1 million. No investments were sold or fully repaid.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$872,028	$875,168	98.5%	$107,564	$107,669	99.5%
Second Lien Debt	7,416	7,485	0.8	—	—	—
Other Securities	6,383	6,412	0.7	553	553	0.5
Total	$885,827	$889,065	100.0%	$108,117	$108,222	100.0%

The industry composition of our investments at fair value is as follows:

	December 31, 2021	December 31, 2020
Aerospace and Defense	3.2%	11.1%
Air Freight and Logistics	1.7	—
Auto Components	2.3	1.6
Automobiles	6.8	—
Biotechnology	0.7	—
Commercial Services & Supplies	19.4	13.2
Construction and Engineering	1.7	—
Containers & Packaging	3.7	3.9
Distributors	1.7	—
Diversified Consumer Services	1.8	—
Diversified Financial Services	0.8	—
Electronic Equipment, Instruments & Components	0.3	—
Food Products	0.4	3.9
Health Care Equipment & Supplies	0.5	—
Health Care Providers & Services	3.5	7.4
Health Care Technology	0.8	2.7
Industrial Conglomerates	0.1	—
Insurance	15.0	20.7
Interactive Media & Services	4.0	7.1
IT Services	7.6	—
Leisure Products	2.6	7.4
Machinery	1.4	—
Multi-Utilities	1.9	7.7
Professional Services	4.0	—
Real Estate Management & Development	3.5	—
Software	10.6	13.3
Total	100.0%	100.0%
The geographic composition of our investments at cost and fair value is as follows:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$34,273	$34,039	3.8%	$—	$—	—%
United Kingdom	7,631	7,800	0.9	—	—	—
United States	843,923	847,226	95.3	108,117	108,222	100.0
Total	$885,827	$889,065	100.0%	$108,117	$108,222	100.0%
See the Consolidated Schedule of Investments as of December 31, 2021 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, our asset coverage ratio was 185.2%. As of December 31, 2020, our asset coverage ratio was 233.4%.

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

Base Management Fee
The base management fee is calculated at an annual rate of 0.25% of our average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, Capital Under Management as of such quarter-end). Capital Under Management does not include capital acquired through the use of leverage. Our Adviser does not receive any fees on unused capital commitments. The management fee for any partial quarter is appropriately prorated.
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
Administration Agreement
We entered into the administration agreement with our Administrator, who provides us with office space, office services and equipment. Our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
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
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator's services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act and, if applicable, ERISA.

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
•The discontinuation of LIBOR may adversely affect our business and results of operations.
•We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors.
•We are dependent on the Adviser’s key personnel in seeking to achieve our investment objectives.
•We may not replicate the historical results achieved by other entities managed or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
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
•We will need to raise additional capital to grow because we must distribute most of our income.
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
•We are subject to risks associated with our Credit Facilities.
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
•The liability of each of the Adviser and the Administrator is limited.
Risks Relating to Our Investments
•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•We may invest in distressed or highly leveraged companies, which could cause you to lose all or part of your investment.
•Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.
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
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•We may not realize gains from our equity investments.
Risks Relating to Investment in Our Common Stock and Preferred Stock
•There is no public market for shares of our Common Stock or shares of our Series A Preferred Stock.
•There are restrictions on holders of our Common Stock and Preferred Stock to transfer shares.
•There is a risk that you may not receive distributions.
•Investing in our Common Stock may involve an above average degree of risk.
•We have not established any limit on the amount of funds we may use from available sources to fund dividends (which may reduce the amount of capital we ultimately invest in assets).
•The net asset value of our Common Stock may fluctuate significantly.
•Our stockholders may experience dilution in their ownership percentage.
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
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Risks relating to compliance with the AIFMD.
Regulation as a Business Development Company
General

On October 6, 2020, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. Shares of our Common Stock are not currently traded on a national securities exchange; and we do not intend to target a quotation or listing of our Common Stock on a national security exchange to allow for such trading. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)is organized under the laws of, and has its principal place of business in, the United States;
b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)satisfies either of the following:
i)does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii)is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2)Securities of any eligible portfolio company which we control.
3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. The Investment Advisory Agreement excludes the amount of these transactions or such cash drawn for this purpose from total assets for purposes of computing the base management fee.
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
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics' requirements. The codes of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us" refers to our Adviser”.
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
We vote proxies relating to our portfolio securities in what we believe to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
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

We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
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
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office or by reason of a breach of fiduciary duties under ERISA, if applicable.
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
Bank Holding Company Act
As a bank holding company (“BHC”) that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Since the Adviser is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley and controlled by Morgan Stanley. As a result, the Adviser is subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations. These regulations are subject to change, including with respect to possible limitations on the Adviser’s day-to-day control over the activities of portfolio companies. Such limitations may affect the Adviser's decision to make investments and manage our investments. In addition, there may be limitations on the ability of the Adviser and companies in which the Adviser invests to engage in borrowing and other credit and similar transactions with depository institution affiliates of Morgan Stanley. We believe these limitations will not materially adversely affect the investment program or operations of the Adviser.
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this report, has affirmed the Exclusion through the fiscal year ending December 31, 2022.

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
Anti-Money Laundering, U.S. Department of the Treasury’s Office of Foreign Assets Control, and Foreign Corrupt Practices Act and Related Requirements.
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
Sanctions Laws may prohibit Morgan Stanley, its affiliates and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at http://www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by
OFAC. Sanctions Laws may significantly restrict or completely prohibit certain investment activities of both the Company and its portfolio entities. If the Company or any of its portfolio entities were to violate any such laws or regulations, it may face significant legal and monetary penalties.
The Company will require investors to represent that (i) neither they nor their underlying beneficial owners are natural persons or entities acting, directly or indirectly, in contravention of any applicable money laundering regulations or conventions of the United States or other international jurisdictions, or on behalf of terrorists, terrorist organizations or narcotics traffickers, including those persons or entities that are included on any relevant lists maintained by the United Nations, the European Union, OFAC, U.S. Federal Bureau of Investigation or other similar or successor entities, in each case as may be amended from time to time; or on behalf of a foreign shell bank or a U.S. financial institution that has established, maintains, administers or manages an account in the United States for, or on behalf of, a foreign shell bank and (ii) neither the subscriber nor any underlying beneficial owner of such subscriber is the subject of any sanctions, including by being included on the List of Specially Designated Nationals and Blocked Persons (see http://www.treas.gov/ofac), any U.S. Executive Order administered by OFAC, or any United Nations, European Union (including, for the avoidance of doubt, the U.K., Norway or Switzerland sanctions lists, as amended from time to time or located, organized or resident in a country or territory that is the subject of comprehensive Sanctions Laws. Where the foregoing representations becomes untrue, the Company may be required to cease any further dealings with the investor’s interest in the Company, until such sanctions are lifted or a license is sought under applicable law to continue dealings.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Morgan Stanley, Morgan Stanley professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict the activities of the Company’s portfolio entities. If a portfolio entity were to violate any such laws or regulations, it may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that the Company’s portfolio entities become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that asset management firms in general and the funds that they manage, such as the Company, may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio entities. As such, a violation of the FCPA or other applicable regulations by a portfolio entity could have a material adverse effect on the Company.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has recently significantly expanded the reach of its anti-bribery laws with the U.K. Bribery Act, which in some ways is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. While Morgan Stanley has developed and implemented a stringent compliance program designed to ensure compliance by Morgan Stanley and its personnel with the FCPA and the U.K. Bribery Act, even reasonable compliance programs may not be effective in all instances to prevent violations. In addition, affiliates of portfolio entities, particularly in cases where the Company or another alternative investment fund, investment program, account or business advised by Morgan do not control such portfolio entity, third-party consultants, managers and advisors may engage in activities that could result in FCPA or U.K. Bribery Act violations. Any determination that Morgan Stanley has violated the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Morgan Stanley to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect Morgan Stanley’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objective and/or conduct its operations.
“Sanctions Laws” means any trade, economic or financial sanctions, laws, regulations, embargoes or restrictive measures imposed, administered or enforced, from time to time, by OFAC, the U.S. State Department, any other agency of the U.S. government, the United Nations, the European Union, her Majesty’s Treasure, or other relevant sanctions authority.

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
In addition, as a RIC we are subject to the Excise Tax Avoidance Requirement. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

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
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
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
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder’s basis in Shares.

Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
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
Should failure occur, all our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our dividend distributions to stockholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends-received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
The discontinuation of LIBOR may adversely affect our business and results of operations.
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority (“FCA”) publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies and the FCA have issued guidance instructing banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021, with certain exceptions. The Federal Reserve Bank of New York now publishes the Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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

•Require further extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;

•Result in a population of products with documentation that governs or references LIBOR or LIBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties;

•Result in inquiries, reviews or other actions from regulators in respect of our (or the market’s) preparation, readiness, transition plans and actions regarding the replacement of a LIBOR with one or more alternative reference rates, including regulatory guidance regarding constraints on the entry into new U.S. dollar LIBOR-linked contracts after December 31, 2021;
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

In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the MS BDCs, even during periods of financial distress.
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
We are dependent on the Adviser’s key personnel in seeking to achieve our investment objectives.
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
We may not replicate the historical results achieved by other entities managed or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of the Adviser’s Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the co-investment exemptive order applicable to us, we may consider co-investing in portfolio investments with other alternative investment funds, regulated funds and investment programs, accounts and businesses (collectively, together with any new or successor funds, program, accounts or business, the “Affiliated Investment Accounts”) or other accounts sponsored or managed by members of the Investment Committee, the Adviser or its affiliates. Any such investments are subject to regulatory limitations and approvals by Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact our investments.
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
As a result of our arrangements with the Adviser and its affiliates and the Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs, each of which is pursuing an investment objective and investment strategy similar to ours. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or the exemptive relief applicable to us and the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of the exemptive relief applicable to us, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts. Our Adviser has established allocation policies and procedures and will allocate opportunities among one or more of the Company, and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
It should be noted that Morgan Stanley has, directly or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in shares of our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our common stockholders, giving rise to a conflict.

The Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, or may not have access to certain information held by Morgan Stanley, each of which would limit our investment discretion.
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict its ability to trade in certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
Conflicts related to other arrangements with the Adviser and its affiliates.
We pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. These arrangements create conflicts of interest that our Board of Directors must monitor.
The assets of the Company could be considered to be “plan assets” for purposes of ERISA.
We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. Consequently, prior to any Liquidity Event that is sufficient to cause the Shares to be considered a “publicly offered security” for purposes of ERISA, the Company may be deemed to hold “plan assets” that are subject to ERISA and Section 4975 of the Code. If any portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA, the Company may be restricted from making certain otherwise desirable investments. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA. Following the completion of an initial public offering, listing or registration that is sufficient to cause the Shares to qualify as a “publicly-offered security” under ERISA, the Company’s assets would not be considered to be plan assets.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted our Adviser exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
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
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, including the MS BDCs, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size).
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute each taxable year an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or ICTI, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
For any taxable year that we are not treated as a “publicly offered regulated investment company,” each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation of U.S. Stockholders.”
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2021 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(25)%	(14)%	(3)%	8%	19%
(1) Assumes $952.5 million in total assets, $503.4 million in debt outstanding and $429.7 million in net assets as of December 31, 2021, and an average cost of funds of 2.46%, which is our weighted average interest rate as of December 31, 2021, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $503.4 million as of December 31, 2021 and the effective weighted average annual interest rate of 2.46% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 1.30% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the JPM Funding Facility and any other Credit Facility.
SLIC Financing SPV, LLC, our wholly owned subsidiary and a Delaware limited liability company (“SLIC SPV”), entered into the JPM Funding Facility. We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior secured revolving credit facilities (each, a “Credit Facility”). As a result of the JPM Funding Facility and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
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
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the Credit Facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
Our existing Credit Facility places significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
Investors in shares of our Common Stock may fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private offering of shares of our Common Stock upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of Common Stock are fully funded. We may not call an investor’s entire capital commitment prior to the end of our Investment Period.
Although the Adviser seeks to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in shares of our Common Stock, late payments of drawdown purchases and other factors.
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
We may enter into reverse repurchase agreements. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

In connection with the determination of the fair value of our investments, investment professionals from the Adviser may provide our Board of Directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets.

We have retained the services of an independent service provider to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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

The DGCL contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation (as amended, including the certificate of designation for the Series A Preferred Stock, the “Certificate of Incorporation”) and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board of Directors has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If our Board of Directors later repeals such resolution exempting business combinations, or if our Board of Directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
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
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement or by reason of a breach of the Adviser’s fiduciary duties under ERISA, if applicable. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement, subject to the provisions of the 1940 Act and, if applicable, ERISA. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement, subject to the provisions of the 1940 Act and if applicable, ERISA. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Risks Relating to Our Investments
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
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
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies' collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may be exposed to sustainability risks in connection with our investments.
Sustainability risk means an ESG event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the Company. Such Sustainability Risks are integrated into investment decision making and risk monitoring to the extent that they represent potential or actual material risks and/or opportunities to maximizing the long-term risk-adjusted returns of the Company. The impacts following the occurrence of a Sustainability Risk may be numerous and vary depending on the specific risk, region and asset class. Sustainability Risks generally revolve around the following factors including but not limited to:
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
In general, where a Sustainability Risk occurs in respect of an investment or the collateral underlying an investment, there could be a negative impact on, or entire loss of, its value. Such a decrease in the value of an asset may occur for an investment as a result of damage to its reputation resulting in a consequential fall in demand for its products or services, loss of key personnel, exclusion from potential business opportunities, increased costs of doing business and/or increased cost of capital. An investment may also suffer the impact of fines and other regulatory sanctions. The time and resources of an investment’s management team may be diverted from furthering its business into dealing with the Sustainability Risk event, including changes to business practices and dealing with investigations and litigation. Sustainability Risks events may also give rise to loss of assets and/or physical loss including damage to real estate and infrastructure, including damage to physical assets that represent collateral underlying investments. The utility and value of assets held by an investment to which the Company is exposed may also be adversely impacted by a sustainability risk event. The occurrence of any such event could result in a reduction in the value of an investment, a negative impact on the ability of the investment to satisfy payment or repayment obligations us in respect of an investment and/or could prejudice the ability of the Company to enforce on collateral underlying an investment. All of these factors could reduce the investment returns of the Company. A Sustainability Risk trend may arise and impact a specific investment or may have a broader impact on an economic sector (e.g. IT or health care), geography or political region or country.
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
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
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
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the "last out" pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company's collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company’s remaining assets, if any.
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
(1)the ability to cause the commencement of enforcement proceedings against the collateral;
(2)the ability to control the conduct of such proceedings;
(3)the approval of amendments to collateral documents;
(4)releases of liens on the collateral; and
(5)waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
Risks Relating to Investment in Our Common Stock and Preferred Stock
There is no public market for shares of our Common Stock or shares of our Series A Preferred Stock, and we do not expect there to be a market for our shares.

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
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to holders of Common Stock or Preferred Stock that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
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
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund dividends (which may reduce the amount of capital we ultimately invest in assets).
Stockholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any security offerings and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

The net asset value of our Common Stock may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•Loss of RIC tax treatment or BDC status;
•Distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•Changes in earnings or variations in operating results;
•Changes in accounting guidelines governing valuation of our investments;
•Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•Departure of our Adviser or certain of its key personnel;
•General economic trends and other external factors;
•Loss of a major funding source; and
•The length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the resulting economic impact.
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
Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
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
From time to time, capital markets may experience periods of disruption and instability for a variety of reasons. The outbreak of Coronavirus beginning in late 2019 and subsequently spreading across the world, including to the United States, has had and could continue to lead to extreme volatility and disruptions in local, regional, national and global markets and economies affected thereby. The Coronavirus pandemic may affect the portfolio companies in which we will invest. The Coronavirus outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) imposition by various local, state, and federal governmental authorities of various forms of travel restrictions, business closures and other quarantine measures, resulting in significant disruption to the businesses of many middle-market companies including supply chains, demand and practical aspects of their operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) potential adverse impacts on the ability of borrowers to meet loan covenants, post margin or repay loans on a timely basis and on the value of their collateral; (iii) increased draws by borrowers on revolving lines of credit, which lenders, including the Company, may not have the ability under the applicable credit agreement to refuse to fund without the Company being in default and suffering financial penalties; (iv) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (v) potential increased disputes with counterparties who assert that failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure and similar provisions in such contracts; (vi) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (vii) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR, SOFR and other benchmark rates; (viii) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers; and (ix) rapidly evolving proposals and/or actions by local, state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market companies. In this environment, there is a heightened likelihood of government intervention or regulation and/or changes in law, including by way of example laws and regulations requiring lenders such as the Company to waive payments from borrowers, defer maturities on loans and/or cancel or delay foreclosures on a borrower’s assets, any of which could have a material adverse effect on the Company and its investments. Moreover, the ability, or willingness, of a party (including the Company, a borrower or a counterparty or service provider to the Company or a borrower) to perform its obligations under its contracts may be adversely affected by an outbreak of the Coronavirus or other infectious disease and the resulting economic impact, which may raise concerns over whether such failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure or similar provisions in such contracts. As a result, borrowers, counterparties and service providers to the Company may fail to perform (or delay the performance of) their obligations to the Company, some expected transactions may not close on time or at all, the Company, the Adviser or a borrower may be forced (or may elect) to breach certain agreements, and any of such events could have a material adverse effect on the Company and its investments.

Capital markets disruptions and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our Independent Directors.
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
New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Investment Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. See Item 1 - “Regulation as a Business Development Company – Bank Holding Company Act and Dodd Frank and Volcker Rule Disclosure.”
Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the

FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley, including us as a BDC controlled by Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.
These regulations and any future legislative and regulatory proposals, as well as future interpretations of existing rules, that are directed at the financial services industry, including those that may be proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our stockholders.
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

The current U.S. presidential administration has announced a number of tax law proposals that include, among other proposals, increases in the corporate and individual tax rates, and a minimum tax on book income and profits of certain multinational corporations. Any significant changes in economic or tax policy and/or government programs as well as any future such changes could have a material adverse impact on us and on our investments.
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
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks and espionage) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
In addition, the ongoing spread of the Coronavirus has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by the outbreak and government and other measures seeking to contain its spread. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted, including through quarantine measures, business closures and travel restrictions imposed on Morgan Stanley personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
As the impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. While the Adviser believes that we will be able to pursue our investment strategy during this pandemic, there is risk that our investment objectives may not be achieved. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Coronavirus and the actions taken by authorities and other entities to contain the Coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. Further, if a future pandemic occurs (including a recurrence of the Coronavirus) during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Uncertainties resulting from the U.K.’s decision to leave the European Union could adversely affect our business.
It is difficult to predict the future of the U.K.’s relationship with the European Union, the uncertainty of which may increase the volatility in the global financial markets in the short- and medium-term and may negatively disrupt regional and global financial markets. On December 24, 2020 the U.K. and the European Union announced they had reached agreement on the terms of a trade and cooperation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement was provisionally applicable with effect from January 1, 2021 and entered into force effective May 1, 2021. With respect to financial services, although the U.K. chose to grant the European Union equivalence in a number of key areas under European financial regulations, the European Union only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the U.K. and European Union unilaterally in due course. As a result, U.K. licensed entities are unable to provide regulated services in a number of European Union jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the U.K. and in wider European and global markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the U.K. or the European Union.
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets (and in particular, the recent uncertainty of the credit markets in Europe) may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.

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
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our shares of Common Stock;
•The year in which our total annual gross revenues first exceed $1.07 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
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
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Common Stock.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.” Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our securities.
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
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.

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
Holders
As of March 21, 2022, we had 13 holders of record of our Common Stock.
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2021 to holders of our Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20		$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52		3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49		6,262
December 21, 2021	December 21, 2021	January 18, 2022	0.63	(1)	11,273
Total Distributions			$1.84		$21,777
(1) Includes a special distribution of $0.10 per share.
For the period from August 24, 2020 (inception) through December 31, 2020, we declared a distribution of $83 to holders of our Common Stock on December 29, 2020, which was paid on January 22, 2021.
The Company makes dividends and distributions to holders of the Preferred Stock semi-annually on or before June 30 and December 31 of each year. Dividends and distributions to holders of the Preferred Stock will be payable to holders of record at the close of business on the applicable record date, which shall be the fifteenth day of the calendar month in which the applicable dividend payment date falls or on such other date designated by the Board of Directors for the payment to holders of the Preferred Stock that is not more than 30 nor less than ten days prior to such dividend payment date.

For the year ended December 31, 2021, we paid approximately $63 of dividend to holders of our Series A Preferred Stock. For the period from October 19, 2020 (issuance of Series A Preferred Stock) through December 31, 2020, we paid approximately $13 of dividend to holders of our Series A Preferred Stock.
Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. Reserved

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
OVERVIEW
We are an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loan would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees..
On September 18, 2020, the SEC granted us the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of December 31, 2021, we had investments in 82 portfolio companies across 26 industries. Based on fair value as of December 31, 2021, 99.9% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate and all of which are subject to a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of debt securities at amortized cost was 7.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.

As of December 31, 2020, we had investments in 17 portfolio companies across twelve industries. Based on fair value as of December 31, 2020, 99.5% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate and all of which are subject to a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 1.0% as of December 31, 2020. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2020, our weighted average total yield of debt securities at amortized cost was 6.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.

Our investment activities for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the year ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$1,180,414	$152,734
Less: Syndications	(151,955)	—
Net New Investments Committed/Purchased	1,028,459	152,734
Investments, at Cost
Investments, beginning of period	108,117	—
New investments purchased	856,531	109,076
Net accretion of discount on investments	2,567	31
Payment-in-kind	146	3
Net realized gain (loss) on investments	357	—
Investments sold or repaid	(81,891)	(993)
Investments, end of period	885,827	108,117
Amount of investments funded, at principal
First lien debt investments	855,858	111,198
Second lien debt investments	11,243	—
Other securities(2)	6,040	553
Total	873,141	111,751
Amount of investments sold/fully repaid, at principal
First lien debt investments	63,739	993
Second lien debt investments	3,750	—
Other securities(2)	591	—
Total	$68,080	$993
Weighted average yield on debt and income producing investments, at cost(3)	7.0%	6.9%
Weighted average yield on debt and income producing investments, at fair value(3)	6.9%	6.9%
Number of portfolio companies	82	17
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.5%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.5%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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

Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Internal Risk Rating System as of December 31, 2021 and December 31, 2020 is as follows:

	December 31, 2021			December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$18,526	2.1%	1	$—	—%	—
Risk rating 2	870,539	97.9	81	108,222	100.0	17
Risk rating 3	—	—	—	—	—	—
Risk rating 4	—	—	—	—	—	—
	$889,065	100.0%	82	$108,222	100.0%	17
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on August 24, 2020 and commenced our investment operations in October 2020. The following table represents our operating results:

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Total investment income	$33,334	$582
Less: Net expenses	10,111	736
Net investment income (loss)	23,223	(154)
Excise tax expense	45	—
Net change in unrealized appreciation (depreciation)	3,133	105
Net realized gain (loss)	357	—
Net increase (decrease) in net assets resulting from operations	$26,668	$(49)
Preferred Stock dividend	(63)	(13)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$26,605	$(62)

Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Investment income:
Interest income	$30,031	$553
Payment-in-kind interest income	192	3
Dividend income	8	—
Other income	3,103	26
Total investment income	$33,334	$582
The increase in total investment income from $582 for the period from August 24, 2020 (inception) to December 31, 2020 to $33,334 for the year ended December 31, 2021 was primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased from $108.2 million as of December 31, 2020 to $889.1 million as of December 31, 2021. As of such dates, all our debt investments were income-producing.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income-based on the terms stated in each loan’s credit agreement. As of December 31, 2021 and December 31, 2020, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) to December 31, 2020:

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Expenses:
Interest and other financing expense	$7,818	$160
Management fees	490	27
Organization and offering costs	158	264
Professional fees	876	161
Directors’ fees	205	55
Administrative service fees	6	18
General and other expenses	558	51
Total expenses	$10,111	$736
Excise tax expense	45	—
During the year ended December 31, 2021, total expenses were primarily comprised of interest expense of $7,818, base management fees of $490, administrative service expenses of $6, professional fees of $876, fees to independent directors of $205, organization and offering costs of $158 and other expenses of $558.
During the period from August 24, 2020 (inception) to December 31, 2020, total expenses were primarily comprised of interest expense of $160, base management fees of $27, administrative service expenses of $18, professional fees of $161, fees to independent directors of $55, organization and offering costs of $264 and other expenses of $51.

Interest expense and other financing expenses increased from $160 for the period from August 24, 2020 (inception) through December 31, 2020 to $7,818 for the year ended December 31, 2021. The increase was primarily driven by approximately $235.7 million of average borrowings at an average effective interest rate of 2.46% during the year ended December 31, 2021 as compared to approximately $17.1 million of average borrowings at an average effective interest rate, of 2.78% for the period from August 24, 2020 (inception) through December 31, 2020.

Professional fees include legal, audit, tax, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Preferred Stock.
For the year ended December 31, 2021 and the period from August 24, 2020 (inception) through December 31, 2020, the Company incurred $158 and $264 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the year ended December 31, 2021, we accrued $45 of U.S. federal excise tax. For the period from August 24, 2020 (inception) through December 31, 2020, we did not accrue any excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments
 For the year ended December 31, 2021, net realized gain on our investments was $357, primarily driven by the sale of debt and equity investments in our investment portfolio. There was no net realized gain (loss) on our investments for the period from August 24, 2020 (inception) to December 31, 2020.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2021 and the period from August 24, 2020 (inception) to December 31, 2020, net change in unrealized gain on our investments of $3,133 and $105 were primarily driven by the increases of valuations of our debt and equity investments as a result of the tightening credit spread environment and generally strong portfolio company performance.

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$357	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,133	105
Net realized and unrealized gains (losses)	$3,490	$105

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of December 31, 2021, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2021, we had approximately $20.2 million of cash, which taken together with our approximately $246.6 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $227.8 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.

Equity
As of December 31, 2021, we had received aggregate capital commitments of approximately $652.3 million.
During the year ended December 31, 2021, we issued eight capital calls to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 07, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
August 06, 2021	1,647,834	35.00
September 10, 2021	2,786,809	60.00
October 15. 2021	1,643,193	35.00
November 12, 2021	3,469,010	75.00
December 30, 2021	2,350,729	50.00
Total	16,369,811	$347.50
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from August 24, 2020 (inception) to December 31, 2020 were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
October 19, 2020	550,000	$11.00
October 30, 2020	1,106,640	22.00
November 13, 2020	1,108,312	22.00
December 02, 2020	1,108,312	22.00
Total	3,873,264	$77.00
Distributions

Common Stock

The following table summarizes our distributions declared and payable to holders of the Common Stock for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount		Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20		6.2%	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52		11.2%	3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49		12.0%	6,262
December 21, 2021	December 21, 2021	January 18, 2022	0.63	(2)	13.0%	11,273
Total Distributions			$1.84			$21,777

(1) Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.
(2) Includes a special distribution of $0.10 per share.
During the year ended December 31, 2021, we accrued $21,777 of dividend to holders of our Common Stock, of which $11,273 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. For the period from August 24, 2020 (inception) through December 31, 2020, a distribution of approximately $83.0 was declared on December 29, 2020 and payable at December 31, 2020 to holders of our Common Stock.

Preferred Stock
For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) though December 31, 2020, we accrued and paid $63 and $13 of dividend to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2021			December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$750,000	$503,400	$246,600	$250,000	$57,500	$192,500
Total	$750,000	$503,400	$246,600	$250,000	$57,500	$192,500

JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021 and November 24, 2021, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of December 31, 2021, of up to $750.0 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

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

During the year ended December 31, 2021 and December 31, 2020, we borrowed $569.9 million and $57.5 million, respectively, and repaid $124.0 million and $0 million under the JPM Funding Facility, respectively. As of December 31, 2021 and December 31, 2020, we had $503.4 million and $57.5 million outstanding debt balance, and $246.6 million and $131.7 million of available capacity under the JPM Funding Facility respectively (subject to borrowing base restrictions).
As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
RECENT DEVELOPMENTS
Subsequent to December 31, 2021 through March 21, 2022, the Company has closed or the Investment Committee has committed/approved approximately $79.7 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $79.6 million were first lien senior secured loans and $0.1 million were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with “Risk Factors” in Part I, Item 1A of this Form 10-K.
Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our audit committee (our "Audit Committee"), determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurement (“ASC 820”). Our valuation procedures are set forth in more detail below.
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
For critical accounting policies on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see “Note 5 to the Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Debt investments are generally fair valued using discounted cash flow analyses technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. The discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The process used to determine the applicable value is as follows:
1)each portfolio company or investment is initially valued using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
3)our Board of Directors engages an independent third-party valuation firm to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)our Audit Committee reviews the assessments of the Adviser and the independent third-party valuation firm and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;

•the portfolio company’s actual and expected earnings and cash flow;
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
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
In September 2020 and subsequently in January 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved an investment advisory agreement (the “Prior Advisory Agreement”) and an amended and restated investment advisory agreements (the “Restated Advisory Agreement”) between the Company and the Investment Adviser, respectively, in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act and, in each case subsequently approved by our stockholders. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.” The Restated Advisory Agreement amended and restated the Prior Advisory Agreement to clarify that the Company may be subject to provisions of ERISA during all periods when our assets are treated as “plan assets” for purposes of ERISA. No material terms changed in the Restated Advisory Agreement as compared to the Prior Advisory Agreement, including the base management fee described below.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. Capital Under Management does not include capital acquired through the use of leverage. The Investment Adviser does not receive any fees on unused capital commitments.
Administration Agreement
On September 24, 2020 and subsequently on January 28, 2021, the Company’s Board of Directors approved an administration agreement (the “Prior Administration Agreement”) and an amended and restated administration agreement (the “Restated Administration Agreement”) between the Company and the Administrator, respectively. The Restated Administration Agreement amended and restated the Prior Administration Agreement to clarify that we may be subject to provisions of ERISA during all periods when our assets are treated as “plan assets” for purposes of ERISA and to make certain conforming changes in connection with such revisions. No material terms changed in the Restated Administration Agreement as compared to the Existing Administration Agreement. Pursuant to each of these administration agreements, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Adviser Investment
In conjunction with our incorporation, on September 10, 2020, the Adviser purchased 1,000 shares of our Common Stock at a price per share of $20.00 for an aggregate purchase price of $20.0.

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
As of December 31, 2021, 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$20,559	$(15,102)	$5,457
Up 200 basis points	$11,601	$(10,068)	$1,533
Up 100 basis points	$2,642	$(5,034)	$(2,392)
Down 100 basis points	$—	$1,053	$1,053
Down 200 basis points	$—	$1,053	$1,053
Down 300 basis points	$—	$1,053	$1,053
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	80
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	81
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) to December 31, 2020	82
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) to December 31, 2020	83
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) to December 31, 2020	84
Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020	86
Notes to the Consolidated Financial Statements	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SL Investment Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021, and 2020, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2021 and the period from August 24, 2020 (inception) to December 31, 2020, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021 and the period from August 24, 2020 (inception) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021, and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP
New York, NY
March 21, 2022

We have served as the Company's auditor since 2020.

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $885,827 and $108,117 at December 31, 2021 and December 31, 2020, respectively)	$889,065	$108,222
Cash	20,232	25,877
Deferred financing costs	6,403	3,033
Deferred offering costs	—	62
Subscription receivable	33,190	—
Interest and dividend receivable from non-controlled/non-affiliated investments	3,468	302
Receivable for investments sold	53	11
Prepaid expenses and other assets	97	77
Total assets	952,508	137,584

Liabilities
Debt	503,400	57,500
Payable to affiliates (Note 3)	1,363	549
Financing costs payable	2,226	1,611
Dividends payable	11,273	83
Management fee payable	214	27
Interest payable	2,416	38
Accrued expenses and other liabilities	1,892	380
Total liabilities	522,784	60,188

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized 20,244,075 and 3,874,264 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	20	4
Paid-in capital in excess of par value of Common Stock	424,376	77,000
Net distributable earnings (accumulated losses)	4,807	(129)
Total net assets	$429,724	$77,396
Total liabilities and net assets	$952,508	$137,584
Net asset value per common share	$21.20	$19.84

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,031	$553
Payment-in-kind interest income	192	3
Dividend income	8	—
Other income	3,103	26
Total investment income	33,334	582

Expenses:
Interest and other financing expense	7,818	160
Management fees	490	27
Organization and offering costs	158	264
Professional fees	876	161
Directors’ fees	205	55
Administrative service fees	6	18
General and other expenses	558	51
Total expenses	10,111	736
Net investment income (loss) before taxes	23,223	(154)
Excise tax expense	45	—
Net investment income (loss) after taxes	23,178	(154)
Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss) from non-controlled/non-affiliated investments:	357	—
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments:	3,133	105
Net realized and unrealized gains (losses)	3,490	105
Net increase (decrease) in net assets resulting from operations	26,668	(49)
Preferred Stock dividend	(63)	(13)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$26,605	$(62)

Per common share information—basic and diluted
Net investment income (loss) per common share:	$2.55	$(0.06)
Earnings per common share:	$2.92	$(0.02)
Weighted average common shares outstanding (Note 9):	9,104,367	2,676,338

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets
(In thousands)

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Net assets at beginning of period	$77,396	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	23,178	(154)
Net realized gain (loss)	357	—
Net change in unrealized appreciation (depreciation)	3,133	105
Net increase (decrease) in net assets resulting from operations	26,668	(49)

Capital transactions:
Issuance of Preferred Stock	—	521
Issuance of Common Stock	347,500	77,020
Dividends declared on Preferred Stock and Common Stock (Note 8)	(21,840)	(96)
Net increase (decrease) in net assets resulting from capital transactions	325,660	77,445
Total increase (decrease) in net assets	352,328	77,396
Net assets at end of period	$429,724	$77,396

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$26,668	$(49)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(3,133)	(105)
Net realized (gain) loss on investments	(357)	—
Net accretion of discount and amortization of premium on investments	(2,567)	(31)
Payment-in-kind interest and dividend capitalized	(146)	(3)
Amortization of deferred financing costs	1,095	28
Amortization of deferred offering costs	63	16
Purchases of investments and change in payable for investments purchased	(856,531)	(109,076)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	81,849	982
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(3,166)	(302)
(Increase) decrease in prepaid expenses and other assets	(20)	(77)

(Decrease) increase in payable to affiliates	814	549
(Decrease) increase in management fee payable	187	27
(Decrease) increase in interest payable	2,378	38
(Decrease) increase in accrued expenses and other liabilities	1,512	380
Net cash provided by (used in) operating activities	(751,354)	(107,623)

Cash flows from financing activities:
Borrowings on debt	569,900	57,500
Repayments on debt	(124,000)	—
Proceeds from issuance of Preferred Stock	—	521
Proceeds from issuance of Common Stock	314,310	77,020
Deferred financing costs paid	(3,850)	(1,450)
Dividends paid in cash	(10,650)	(13)
Offering costs paid	(1)	(78)
Net cash provided by (used in) financing activities	745,709	133,500
Net increase (decrease) in cash	(5,645)	25,877
Cash, beginning of period	25,877	—
Cash, end of period	$20,232	$25,877

SL Investment Corp.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash financing activities:
Accrued but unpaid excise tax expense (Note 2)	$45	$—
Interest expense paid	$3,503	$—
Accrued but unpaid dividends	$11,273	$83
Subscriptions receivable	$33,190	$—
Accrued but unpaid deferred financing costs	$2,179	$1,611

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	6.00%	12/22/2020	12/22/2026	12,233	$11,972	$11,930	2.78%
Jonathan Acquisition Company	(4) (6) (12)	L + 5.00%	6.00%	12/22/2020	12/22/2025	618	580	570	0.13
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.25%	04/22/2021	04/22/2027	7,893	7,821	7,893	1.84
PCX Holding Corp.	(4) (5) (6) (12)	L + 6.25%	7.25%	04/22/2021	04/22/2027	3,165	3,132	3,165	0.74
PCX Holding Corp.	(4) (6) (12)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(7)	—	—
Two Six Labs, LLC	(4) (5) (7)	L + 5.50%	6.25%	08/24/2021	08/20/2027	4,744	4,654	4,697	1.09
Two Six Labs, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(17)	(18)	—
Two Six Labs, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(17)	(9)	—
							28,118	28,228	6.57
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	L + 5.00%	6.00%	12/02/2021	12/30/2026	13,150	13,020	13,020	3.03
Omni Intermediate Holdings, LLC	(4) (6) (12)	L + 5.00%	6.00%	12/02/2021	12/30/2026	1,479	1,456	1,456	0.34
Omni Intermediate Holdings, LLC	(4) (6) (12)	L + 5.00%	6.00%	11/30/2021	12/30/2025	330	317	317	0.07
							14,793	14,793	3.44
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	6.50%	06/29/2021	06/29/2028	10,239	10,094	10,120	2.35
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (12)	L + 5.75%	6.50%	06/29/2021	06/29/2028	929	902	896	0.21
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (12)	L + 5.75%	6.50%	06/29/2021	06/29/2027	—	(5)	(4)	—
Sonny’s Enterprises, Inc.	(4) (5) (6)	L + 5.50%	6.50%	01/11/2021	08/05/2026	3,250	3,187	3,187	0.74
Sonny’s Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	12/28/2020	08/05/2026	1,805	1,774	1,774	0.41
Sonny’s Enterprises, Inc.	(4) (5) (6) (12)	L + 6.75%	7.75%	12/28/2020	08/05/2026	4,816	4,734	4,734	1.10
Sonny’s Enterprises, Inc.	(4) (6) (12)	L + 5.50%	6.50%	01/11/2021	08/05/2026	—	(188)	(188)	(0.04)
							20,498	20,519	4.77
Automobiles
ARI Network Services, Inc.	(4) (5) (6)	L + 6.50%	7.50%	06/30/2021	02/28/2025	8,978	8,818	8,907	2.07
ARI Network Services, Inc.	(4) (5) (6) (12)	L + 6.50%	7.50%	06/30/2021	02/28/2025	1,572	1,544	1,560	0.36
ARI Network Services, Inc.	(4) (6) (12)	L + 6.50%	7.50%	06/30/2021	02/28/2025	571	549	561	0.13
Summit Buyer, LLC	(4) (5) (6)	L + 5.00%	6.00%	09/17/2021	01/14/2026	9,576	9,396	9,500	2.21
Summit Buyer, LLC	(4) (6) (12)	L + 5.00%	6.00%	06/23/2021	01/14/2026	8,094	7,893	7,984	1.86
Summit Buyer, LLC	(4) (6) (12)	L + 5.00%	6.00%	06/23/2021	01/14/2026	—	(18)	(8)	—
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	03/12/2021	12/02/2025	16,425	16,132	16,104	3.75
Turbo Buyer, Inc.	(4) (6) (12)	L + 6.00%	7.00%	03/12/2021	12/02/2025	810	787	781	0.18
Vehlo Purchaser, LLC	(4) (5) (7)	L + 5.00%	5.75%	08/27/2021	08/27/2027	11,638	11,416	11,454	2.67
Vehlo Purchaser, LLC	(4) (7) (12)	L + 5.00%	5.75%	08/27/2021	08/27/2027	3,375	3,263	3,243	0.75

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(4) (7) (12)	L + 5.00%	5.75%	08/27/2021	08/27/2027	500	$453	$461	0.11%
							60,233	60,547	14.09
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	6.50%	10/26/2021	04/27/2027	6,476	6,417	6,416	1.49
GraphPad Software, LLC	(4) (6) (12)	L + 6.00%	7.00%	04/28/2021	04/27/2027	—	(7)	(7)	—
							6,410	6,409	1.49
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	5.75%	08/31/2021	12/23/2026	7,462	7,339	7,369	1.71
365 Retail Markets, LLC	(4) (6) (12)	L + 4.75%	5.75%	11/05/2021	12/23/2026	—	(15)	(15)	—
365 Retail Markets, LLC	(4) (6) (12)	L + 4.75%	5.75%	08/31/2021	12/23/2026	343	323	328	0.08
Capstone Acquisition Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	6,920	6,866	6,920	1.61
Capstone Acquisition Holdings, Inc.	(4) (6) (12)	L + 4.75%	5.75%	11/13/2020	11/12/2027	387	381	387	0.09
Encore Holdings, LLC	(4) (5) (7)	L + 4.50%	5.25%	11/23/2021	11/23/2028	9,341	9,180	9,180	2.14
Encore Holdings, LLC	(4) (7) (12)	L + 4.50%	5.25%	11/23/2021	11/23/2028	2,560	2,383	2,383	0.55
Encore Holdings, LLC	(4) (7) (12)	L + 4.50%	5.25%	11/23/2021	11/23/2027	—	(46)	(46)	(0.01)
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	6.25%	12/17/2021	12/17/2028	23,000	22,542	22,542	5.25
FLS Holding, Inc.	(4) (6) (9) (12)	L + 5.25%	6.25%	12/17/2021	12/17/2028	—	(50)	(50)	(0.01)
FLS Holding, Inc.	(4) (6) (9) (12)	L + 5.25%	6.25%	12/17/2021	12/17/2027	—	(40)	(40)	(0.01)
KWOR Acquisition, Inc.	(4) (5) (7)	L + 5.25%	6.00%	12/22/2021	12/22/2028	878	865	865	0.20
KWOR Acquisition, Inc.	(4) (12)	P + 4.25%	7.50%	12/22/2021	12/22/2027	12	10	10	—
MHE Intermediate Holdings, LLC	(4) (5) (6)	L + 5.75%	6.75%	07/21/2021	07/21/2027	12,291	12,060	12,168	2.83
MHE Intermediate Holdings, LLC	(4) (6) (12)	L + 5.75%	6.75%	07/21/2021	07/21/2027	926	902	910	0.21
MHE Intermediate Holdings, LLC	(4) (6) (12)	L + 5.75%	6.75%	07/21/2021	07/21/2027	—	(20)	(11)	—
PDFTron US Acquisition Corp.	(4) (5) (6) (9)	L + 5.50%	6.50%	07/15/2021	07/15/2027	13,167	12,954	12,812	2.98
PDFTron US Acquisition Corp.	(4) (5) (6) (9) (12)	L + 5.50%	6.50%	07/15/2021	07/15/2027	2,640	2,590	2,527	0.59
PDFTron US Acquisition Corp.	(4) (6) (9) (12)	L + 5.50%	6.50%	07/15/2021	07/15/2026	—	(60)	(89)	(0.02)
Pritchard Industries, LLC	(4) (5) (7)	L + 5.50%	6.25%	10/13/2021	10/13/2027	11,053	10,838	10,838	2.52
Pritchard Industries, LLC	(4) (7) (12)	L + 5.50%	6.25%	10/13/2021	10/13/2027	—	(25)	(25)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L + 5.50%	6.25%	12/20/2021	12/20/2028	15,873	15,557	15,557	3.62
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L + 5.50%	6.25%	12/20/2021	12/20/2028	—	(32)	(32)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L + 5.50%	6.25%	12/20/2021	12/20/2028	—	(19)	(19)	—
Sherlock Buyer Corp.	(4) (5) (7)	L + 5.75%	6.50%	12/08/2021	12/08/2028	18,694	18,323	18,323	4.26
Sherlock Buyer Corp.	(4) (7) (12)	L + 5.75%	6.50%	12/08/2021	12/08/2028	—	(53)	(53)	(0.01)
Sherlock Buyer Corp.	(4) (7) (12)	L + 5.75%	6.50%	12/08/2021	12/08/2027	—	(43)	(43)	(0.01)
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,931	2,881	2,881	0.67
Sweep Purchaser, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	02/12/2021	11/30/2026	1,676	1,648	1,648	0.38

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(4) (12)	P + 4.75%	8.00%	11/30/2020	11/30/2026	150	$142	$142	0.03%
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	6.50%	03/15/2021	01/07/2027	12,766	12,544	12,766	2.97
Valcourt Holdings II, LLC	(4) (6) (12)	L + 5.50%	6.50%	01/07/2021	01/07/2027	840	802	840	0.20
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,471	5,425	5,471	1.27
Vessco Midco Holdings, LLC	(4) (6) (12)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,943	2,914	2,943	0.68
Vessco Midco Holdings, LLC	(4) (12)	P + 3.50%	6.75%	10/30/2020	10/18/2026	40	33	40	0.01
VRC Companies, LLC	(4) (5) (7)	L + 5.50%	6.25%	06/30/2021	06/29/2027	21,144	20,848	20,966	4.88
VRC Companies, LLC	(4) (5) (7) (12)	L + 5.50%	6.25%	06/30/2021	06/29/2027	1,398	1,349	1,369	0.32
VRC Companies, LLC	(4) (7) (12)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(10)	(6)	—
							171,286	171,756	39.97
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L + 5.50%	6.25%	10/19/2021	10/19/2028	14,810	14,521	14,521	3.38
KPSKY Acquisition, Inc.	(4) (12)	P + 4.50%	7.75%	10/19/2021	10/19/2028	846	821	821	0.19
							15,342	15,342	3.57
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L + 5.50%	6.25%	12/10/2021	12/10/2028	23,664	23,194	23,194	5.40
Fortis Solutions Group, LLC	(4) (5) (7)	L + 5.50%	6.25%	10/15/2021	10/13/2028	8,327	8,165	8,165	1.90
Fortis Solutions Group, LLC	(4) (7) (12)	L + 5.50%	6.25%	10/15/2021	10/13/2028	—	(33)	(33)	(0.01)
Fortis Solutions Group, LLC	(4) (7) (12)	L + 5.50%	6.25%	10/15/2021	10/15/2027	—	(22)	(22)	(0.01)
							31,304	31,304	7.28
Distributors
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	6.25%	11/11/2021	11/01/2028	9,200	9,109	9,109	2.12
PT Intermediate Holdings III, LLC	(4) (7) (12)	L + 5.50%	6.25%	11/11/2021	11/01/2028	6,095	6,035	6,035	1.40
							15,144	15,144	3.52
Diversified Consumer Services
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	03/23/2021	10/16/2023	3,478	3,454	3,478	0.81
Mammoth Holdings, LLC	(4) (5) (6) (12)	L + 6.00%	7.00%	06/15/2021	10/16/2023	12,368	12,253	12,368	2.88
Mammoth Holdings, LLC	(4) (6) (12)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(3)	—	—
							15,704	15,846	3.69
Diversified Financial Services
SitusAMC Holdings Corporation	(4) (5) (7)	L + 5.75%	6.50%	12/22/2021	12/22/2027	7,200	7,128	7,128	1.66
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 6.25%; 1.00% PIK	8.25%	12/18/2020	12/18/2025	3,716	3,655	3,343	0.78
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	7.00%	07/12/2021	07/12/2027	4,489	4,405	4,489	1.04

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,843	$6,700	$6,843	1.59%
Bearcat Buyer, Inc.	(4) (6) (12)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,262	6,122	6,262	1.46
DCA Investment Holdings, LLC	(4) (5) (7)	L + 6.25%	7.00%	03/12/2021	03/12/2027	4,790	4,726	4,790	1.11
DCA Investment Holdings, LLC	(4) (7) (12)	L + 6.25%	7.00%	03/12/2021	03/12/2027	462	451	462	0.11
Heartland Veterinary Partners, LLC	(4) (5) (6)	L + 4.75%	5.75%	11/17/2021	12/10/2026	3,914	3,876	3,876	0.90
Heartland Veterinary Partners, LLC	(4) (6) (12)	L + 4.75%	5.75%	11/17/2021	12/10/2026	881	795	795	0.19
Heartland Veterinary Partners, LLC	(4) (6) (12)	L + 4.75%	5.75%	11/17/2021	12/10/2026	—	(7)	(7)	—
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	09/01/2021	09/01/2027	3,928	3,853	3,835	0.89
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	L + 6.00%	7.00%	09/01/2021	09/01/2027	359	339	319	0.07
Suveto Buyer, LLC	(4) (7) (12)	L + 4.25%	5.00%	09/09/2021	09/09/2027	3,323	3,274	3,259	0.76
Suveto Buyer, LLC	(4) (12)	P + 3.25%	6.50%	09/09/2021	09/09/2027	253	248	248	0.06
							30,377	30,682	7.14
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.75%	6.75%	08/31/2021	02/03/2026	4,266	4,168	4,077	0.95
Lightspeed Buyer, Inc.	(4) (5) (6) (12)	L + 5.75%	6.75%	08/31/2021	02/03/2026	3,109	3,019	2,911	0.68
							7,187	6,988	1.63
Insurance
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.75%	6.50%	10/29/2021	10/29/2028	18,553	18,280	18,280	4.25
Foundation Risk Partners, Corp.	(4) (7) (12)	L + 5.75%	6.50%	10/29/2021	10/29/2028	2,305	2,258	2,258	0.53
Foundation Risk Partners, Corp.	(4) (7) (12)	L + 5.75%	6.50%	10/29/2021	10/29/2027	—	(29)	(29)	(0.01)
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	6.00%	09/30/2021	09/29/2028	11,452	11,230	11,254	2.62
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	6.00%	09/30/2021	09/29/2028	790	757	744	0.17
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	6.00%	09/30/2021	09/30/2027	—	(17)	(15)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.50%	6.25%	11/25/2020	11/25/2026	4,853	4,791	4,804	1.12
Higginbotham Insurance Agency, Inc.	(4) (5) (7) (12)	L + 5.50%	6.25%	11/25/2020	11/25/2026	1,370	1,352	1,356	0.32
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/16/2021	04/14/2028	4,326	4,246	4,326	1.01
High Street Buyer, Inc.	(4) (5) (7) (12)	L + 6.00%	6.75%	04/16/2021	04/14/2028	15,916	15,601	15,916	3.70
High Street Buyer, Inc.	(4) (7) (12)	L + 6.00%	6.75%	04/16/2021	04/16/2027	—	(16)	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	02/05/2021	08/27/2025	24,849	24,545	24,478	5.70
Integrity Marketing Acquisition, LLC	(4) (7) (12)	L + 5.50%	6.25%	07/09/2021	08/27/2025	6,172	6,078	6,060	1.41
Keystone Agency Investors	(4) (5) (6)	L + 5.50%	6.50%	12/21/2021	05/03/2027	2,003	1,974	1,974	0.46
Keystone Agency Investors	(4) (6) (12)	L + 5.50%	6.50%	12/21/2021	05/03/2027	—	(38)	(38)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	6.75%	11/02/2021	11/01/2028	7,488	7,415	7,415	1.73
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L + 6.00%	6.75%	11/02/2021	11/01/2028	1,430	1,413	1,413	0.33
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L + 6.00%	6.75%	11/02/2021	11/01/2027	—	(3)	(3)	—
RSC Acquisition, Inc.	(4) (5) (7)	L + 5.50%	6.25%	11/12/2021	10/30/2026	1,281	1,269	1,269	0.30

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
RSC Acquisition, Inc.	(4) (7) (12)	L + 5.50%	6.25%	11/12/2021	10/30/2026	3,844	$3,753	$3,753	0.87%
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	04/01/2021	04/01/2026	15,078	14,726	14,782	3.44
World Insurance Associates, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	12/23/2020	04/01/2026	11,772	11,538	11,539	2.69
World Insurance Associates, LLC	(4) (6) (12)	L + 5.75%	6.75%	04/01/2021	04/01/2026	73	56	54	0.01
							131,179	131,590	30.62
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/30/2021	10/30/2026	9,537	9,366	9,502	2.21
FMG Suite Holdings, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(39)	(8)	—
FMG Suite Holdings, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(20)	(4)	—
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	11,434	11,268	11,320	2.63
MSM Acquisitions, Inc.	(4) (6) (12)	L + 6.00%	7.00%	12/09/2020	12/09/2026	3,261	3,151	3,114	0.72
MSM Acquisitions, Inc.	(4) (12)	P + 5.00%	8.25%	12/09/2020	12/09/2026	122	100	109	0.03
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.50%	05/06/2021	05/08/2028	11,940	11,719	11,830	2.75
Triple Lift, Inc.	(4) (7) (12)	L + 5.75%	6.50%	05/06/2021	05/08/2028	—	(31)	(16)	—
							35,514	35,847	8.34
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.00%	05/03/2021	05/08/2028	7,463	7,324	7,313	1.70
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	01/20/2021	12/29/2026	6,188	6,079	6,188	1.44
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	6.25%	08/04/2021	08/04/2027	17,212	16,806	16,806	3.91
Govbrands Intermediate, Inc.	(4) (7) (12)	L + 5.50%	6.25%	08/04/2021	08/04/2027	3,882	3,769	3,769	0.88
Govbrands Intermediate, Inc.	(4) (7) (12)	L + 5.50%	6.25%	08/04/2021	08/04/2027	—	(42)	(42)	(0.01)
Syntax Systems Ltd	(4) (5) (7) (9)	L + 5.50%	6.25%	10/29/2021	10/29/2028	15,348	15,197	15,197	3.54
Syntax Systems Ltd	(4) (7) (9) (12)	L + 5.50%	6.25%	10/29/2021	10/29/2028	—	(39)	(39)	(0.01)
Syntax Systems Ltd	(4) (7) (9) (12)	L + 5.50%	6.25%	10/29/2021	10/29/2026	701	686	686	0.16
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	7.00%	02/01/2021	01/22/2027	7,318	7,188	7,188	1.67
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6) (12)	L + 6.00%	7.00%	02/01/2021	01/22/2027	3,078	2,976	2,976	0.69
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (12)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(12)	(12)	—
Upstack Holdco, Inc.	(4) (5) (6)	L + 6.00%	7.00%	08/26/2021	08/20/2027	4,219	4,118	4,129	0.96
Upstack Holdco, Inc.	(4) (6) (12)	L + 6.00%	7.00%	08/26/2021	08/20/2027	1,425	1,401	1,385	0.32
Upstack Holdco, Inc.	(4) (6) (12)	L + 6.00%	7.00%	08/26/2021	08/20/2027	—	(10)	(8)	—
							65,441	65,536	15.25
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	19,884	19,681	19,884	4.63
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6) (12)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,697	1,677	1,697	0.39
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,017	998	1,017	0.24
							22,356	22,598	5.26

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Machinery
Answer Target Holdco, LLC	(4) (5) (6)	L + 6.00%	7.00%	12/30/2021	12/30/2026	13,000	$12,740	$12,740	2.96%
Answer Target Holdco, LLC	(4) (6) (12)	L + 6.00%	7.00%	12/30/2021	12/30/2026	—	(20)	(20)	—
							12,720	12,720	2.96
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	12/22/2020	12/22/2027	10,804	10,659	10,804	2.51
AWP Group Holdings, Inc.	(4) (5) (6) (12)	L + 4.75%	5.75%	12/22/2020	12/22/2027	1,575	1,542	1,575	0.37
AWP Group Holdings, Inc.	(4) (6) (12)	L + 4.75%	5.75%	12/22/2020	12/22/2026	521	498	521	0.12
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	L + 4.75%	5.75%	03/10/2021	06/26/2026	3,759	3,694	3,759	0.87
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	L + 4.75%	5.75%	03/10/2021	06/26/2025	323	312	323	0.08
							16,705	16,982	3.95

Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/17/2021	03/10/2027	8,060	7,898	8,060	1.88
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(14)	—	—
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	7.25%	03/17/2021	03/10/2027	90	78	90	0.02
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	5.75%	10/01/2021	10/01/2027	8,647	8,480	8,480	1.97
Citrin Cooperman Advisors, LLC	(4) (7) (12)	L + 5.00%	5.75%	10/01/2021	10/01/2027	—	(36)	(36)	(0.01)
Citrin Cooperman Advisors, LLC	(4) (7) (12)	L + 5.00%	5.75%	10/01/2021	10/01/2027	—	(201)	(201)	(0.05)
IQN Holding Corp., dba Beeline	(4) (5) (6)	L + 5.50%	6.50%	08/30/2021	08/20/2024	18,526	18,443	18,526	4.31
							34,648	34,919	8.13
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	6,794	6,731	6,794	1.58
Associations, Inc.	(4) (5) (6) (12)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	1,167	1,156	1,167	0.27
Associations, Inc.	(4) (5) (6) (12)	L + 6.50%	7.50%	07/09/2021	07/02/2027	4,794	4,750	4,794	1.12
Associations, Inc.	(4) (6) (12)	L + 6.50%	7.50%	07/09/2021	07/02/2027	—	(7)	—	—
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.50%	07/01/2021	07/01/2027	10,500	10,304	10,500	2.44
Zarya Intermediate, LLC	(4) (5) (6) (12)	L + 6.50%	7.50%	07/01/2021	07/01/2027	8,250	8,093	8,250	1.92
Zarya Intermediate, LLC	(4) (6) (12)	L + 6.50%	7.50%	07/01/2021	07/01/2027	—	(37)	—	—
							30,990	31,505	7.33
Software
Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.00%	04/12/2021	04/12/2027	6,000	5,919	5,853	1.36
Alert Media, Inc.	(4) (6) (12)	L + 5.00%	6.00%	04/12/2021	04/10/2026	—	(10)	(18)	—
Appfire Technologies, LLC	(4) (6)	L + 5.50%	6.50%	10/04/2021	03/09/2027	1,998	1,990	1,998	0.46
Appfire Technologies, LLC	(4) (6) (12)	L + 5.50%	6.50%	07/07/2021	03/09/2027	—	(26)	—	—

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Assembly Intermediate, LLC	(4) (5) (6)	L + 7.00%	8.00%	10/21/2021	10/19/2027	8,889	$8,716	$8,716	2.03%
Assembly Intermediate, LLC	(4) (6) (12)	L + 7.00%	8.00%	10/21/2021	10/19/2027	533	507	507	0.12
Assembly Intermediate, LLC	(4) (6) (12)	L + 7.00%	8.00%	10/21/2021	10/19/2027	—	(17)	(17)	—
CLEO Communications Holding, LLC	(4) (5) (6)	L + 6.75%	7.75%	06/09/2021	06/09/2027	17,142	16,983	16,871	3.93
CLEO Communications Holding, LLC	(4) (6) (12)	L + 6.75%	7.75%	06/09/2021	06/09/2027	—	(49)	(85)	(0.02)
Cordeagle US Finco, Inc.	(4) (5) (6) (9)	L + 6.75%	7.75%	07/30/2021	07/30/2027	7,800	7,653	7,800	1.82
Cordeagle US Finco, Inc.	(4) (6) (9) (12)	L + 6.75%	7.75%	07/30/2021	07/30/2027	—	(22)	—	—
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	02/11/2021	05/22/2026	25,933	25,720	25,804	6.00
GS AcquisitionCo, Inc.	(4) (6) (12)	L + 5.75%	6.75%	07/10/2021	05/22/2026	—	(11)	(23)	(0.01)
GS AcquisitionCo, Inc.	(4) (6) (12)	L + 5.75%	6.75%	10/27/2020	05/22/2026	431	421	426	0.10
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.00%	11/12/2020	12/19/2023	4,408	4,380	4,408	1.03
Gurobi Optimization, LLC	(4) (6) (12)	L + 5.00%	6.00%	11/12/2020	12/19/2023	—	(3)	—	—
Pound Bidco, Inc.	(4) (5) (6) (9)	L + 6.50%	7.50%	01/28/2021	01/30/2026	3,004	2,951	2,951	0.69
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	L + 6.50%	7.50%	01/28/2021	01/30/2026	—	(6)	(6)	—
Revalize, Inc.	(4) (5) (6) (12)	L + 5.25%	6.25%	07/07/2021	04/15/2027	8,719	8,652	8,625	2.01
Revalize, Inc.	(4) (6) (12)	L + 5.25%	6.25%	02/12/2021	04/15/2027	—	(1)	(1)	—
Skykick, Inc.	(4) (5) (6)	L + 7.25%	8.25%	09/01/2021	09/01/2027	2,700	2,635	2,635	0.61
Skykick, Inc.	(4) (6) (12)	L + 7.25%	8.25%	09/01/2021	09/01/2027	—	(13)	(13)	—
Trunk Acquisition, Inc.	(4) (6)	L + 6.00%	7.00%	12/27/2021	2/19/2027	4,571	4,526	4,526	1.05
Trunk Acquisition, Inc.	(4) (6) (12)	L + 6.00%	7.00%	12/27/2021	2/19/2026	—	(4)	(4)	—
							90,891	90,953	21.17
Total First Lien Debt							$872,028	$875,168	203.66%

Second Lien Debt
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (8)	L + 7.00%	7.50%	02/24/2021	03/02/2029	3,000	$2,988	$3,000	0.70%
Infinite Bidco, LLC	(4) (8) (12)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(3)	—	—
							2,985	3,000	0.70
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (6)	L + 8.00%	9.00%	11/17/2021	12/10/2027	360	353	353	0.08
Heartland Veterinary Partners, LLC	(4) (6) (12)	L + 8.00%	9.00%	11/17/2021	12/10/2027	53	52	52	0.01
							405	405	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (7)	L + 7.00%	7.75%	04/22/2021	04/23/2027	1,050	1,050	1,050	0.24

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Idera, Inc.	(4) (7)	L + 6.75%	7.50%	02/04/2021	03/02/2029	530	$526	$530	0.12%
Red Dawn SEI Buyer, Inc.	(4) (6) (12)	L + 8.50%	9.50%	01/27/2021	11/20/2026	1,000	978	1,000	0.23
							1,504	1,530	0.36
Software
Flexera Software, LLC	(4) (6)	L + 7.00%	8.00%	03/03/2021	03/03/2029	1,500	1,472	1,500	0.35
Total Second Lien Debt							$7,416	$7,485	1.74%

Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (9)	16.25% PIK		12/18/2020	06/18/2026	600	$593	$450	0.10%
Total Unsecured Debt							593	450	0.10
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (11)	10.50%		12/22/2021		750,000	735	735	0.17
Revalize, Inc.	(4) (11)	11.00%		12/14/2021		1,500	1,470	1,470	0.34
Skykick, Inc.	(4) (11)			08/31/2021		23,665	225	229	0.05
Total Preferred Equity							2,430	2,434	0.57
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			07/12/2021		5,196	519	479	0.11
BP Purchaser, LLC	(4) (11)			12/10/2021		1,233,333	1,234	1,234	0.29
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			03/01/2021		53,339	137	177	0.04
Encore Holdings, LLC	(4) (11)			11/23/2021		478	55	55	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020		500	50	138	0.03
PCX Holding Corp.	(4) (11)			04/22/2021		1,154	115	170	0.04
Pritchard Industries, Inc.	(4) (11)			10/13/2021		300,000	300	300	0.07
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021		500,000	500	500	0.12
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			06/29/2021		1,500	150	175	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021		3,000	300	300	0.07
Total Common Equity							3,360	3,528	0.82
Total Other Securities							$6,383	$6,412	1.49%
Total Portfolio Investments							$885,827	$889,065	206.89%

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for our variable rate loans were the 30-day L at 0.10%, the 90-day L at 0.21%, the 180-day L at 0.34% and the P at 3.25%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021 non-qualifying assets represented 6.80% of total assets as calculated in accordance with regulatory requirements.

(10)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(11)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $5,962 or 1.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	1.00%	Delayed Draw Term Loan	11/05/2023	$2,382	$(15)
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	857	(11)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/08/2022	1,500	—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	510	—
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	(18)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	1,000	(20)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	01/05/2023	5,797	—
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	727	(6)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	1,689	(20)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	889	(17)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	—
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	—
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,374	—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/13/2022	$625	$—
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	1,901	(22)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	378	(4)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	10/01/2023	3,706	(36)
Citrin Cooperman Advisors, LLC	0.50%	Revolver	10/01/2027	10,500	(201)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(85)
Cordeagle US Finco, Inc.	0.50%	Revolver	07/30/2027	1,200	—
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/12/2023	724	—
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	15,404	(152)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(46)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	5,000	(50)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	2,000	(39)
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/28/2022	2,250	(8)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,125	(4)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	3,373	(33)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,157	(22)
Foundation Risk Partners, Corp.	1.00%	Delayed Draw Term Loan	10/29/2023	1,729	(20)
Foundation Risk Partners, Corp.	0.50%	Revolver	10/29/2027	1,959	(29)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	1,848	(32)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	880	(15)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(36)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	1,816	(42)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(7)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	380	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	4,643	(23)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	476	(2)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	617	—
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	7,926	(77)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(8)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	1,451	—
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	—
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	12/03/2023	1,310	(20)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,304	(32)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	12/21/2023	2,578	(38)
KPSKY Acquisition, Inc.	—%	Delayed Draw Term Loan	10/19/2023	848	(12)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	110	(2)

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	$1,350	$(60)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	3,186	—
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	—
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	07/21/2023	679	(7)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	1,071	(11)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	11,364	(114)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	1,194	(12)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	1,565	(8)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	989	(10)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/22/2023	793	—
PCX Holding Corp.	0.50%	Revolver	04/22/2027	793	—
PDFTron US Acquisition Corp.	1.00%	Delayed Draw Term Loan	01/15/2023	1,560	(42)
PDFTron US Acquisition Corp.	0.50%	Revolver	07/15/2026	3,300	(89)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	05/02/2023	650	(5)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	347	(3)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	(6)
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	2,632	(25)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	12/20/2023	3,175	(32)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2028	952	(19)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,307	(31)
PT Intermediate Holdings III, LLC	—%	Delayed Draw Term Loan	05/11/2022	8,510	—
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	710	(7)
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(1)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	11/12/2023	5,509	(54)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	12/08/2023	5,392	(53)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(43)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	1,125	(13)
Sonny’s Enterprises, Inc.	1.00%	Delayed Draw Term Loan	11/01/2022	9,750	(188)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	5,852	(46)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(8)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	3,618	(33)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	303	(3)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	319	(5)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(39)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	902	(9)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	12/30/2023	2,428	(46)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	680	(12)

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	$1,714	$(16)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	428	(4)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/15/2023	690	(14)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	1,829	(18)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	915	(9)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	450	(10)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	375	(8)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	1,459	—
Vehlo Purchaser, LLC	1.00%	Delayed Draw Term Loan	08/27/2023	4,958	(78)
Vehlo Purchaser, LLC	0.50%	Revolver	08/27/2027	2,000	(32)
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	617	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	855	—
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	12/28/2022	2,143	(18)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	708	(6)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	897	(18)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	850	—
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	1,150	—
Total First Lien Debt Unfunded Commitments				$224,523	$(2,469)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$87	$(1)
Infinite Bidco LLC	1.00%	Delayed Draw Term Loan	03/02/2022	1,500	—
Total Second Lien Debt Unfunded Commitments				$1,587	$(1)
Total Unfunded Commitments				$226,110	$(2,470)

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5)	L + 5.00%	6.00%	12/22/2020	12/22/2026	12,357	$12,049	$12,049	15.57	%
Jonathan Acquisition Company	(4) (5) (9)	L + 5.00%	6.00%	12/22/2020	12/22/2025	—	(48)	(48)	(0.06)
							12,001	12,001	15.51
Auto Components
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 7.00%	8.00%	12/28/2020	08/05/2026	1,823	1,787	1,787	2.31
Sonny's Enterprises, Inc.	(4) (5) (9)	L + 7.00%	8.00%	12/28/2020	08/05/2026	—	(89)	(89)	(0.11)
							1,698	1,698	2.19
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	5,653	5,598	5,691	7.35
Capstone Acquisition Holdings, Inc.	(5) (9)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(5)	7	0.01
Sweep Purchaser LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,953	2,895	2,895	3.74
Sweep Purchaser LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(9)	(9)	(0.01)
Sweep Purchaser LLC	(4) (5) (9)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(9)	(9)	(0.01)
Vessco Midco Holdings LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	5,526	5,472	5,472	7.07
Vessco Midco Holdings LLC	(4) (5) (9)	L + 4.50%	5.50%	10/30/2020	11/02/2026	268	233	233	0.30
Vessco Midco Holdings LLC	(4) (5) (9)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(9)	(9)	(0.01)
							14,166	14,271	18.44
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 6.00%	7.00%	10/27/2020	10/17/2024	4,305	4,243	4,243	5.48
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5)	L + 6.25%	7.25%	12/18/2020	12/18/2025	3,750	3,675	3,675	4.75
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	6,741	6,741	8.71
Bearcat Buyer, Inc.	(4) (5) (9)	L + 4.75%	5.75%	11/18/2020	07/09/2026	1,425	1,256	1,256	1.62
							7,997	7,997	10.33
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	3,125	3,033	3,033	3.92
Lightspeed Buyer, Inc.	(4) (5) (9)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(61)	(61)	(0.08)
							2,972	2,972	3.84
Insurance
Higginbotham Insurance Agency, Inc.	(4) (6) (7)	L + 5.75%	6.50%	11/25/2020	11/25/2026	4,877	4,805	4,805	6.21
Higginbotham Insurance Agency, Inc.	(4) (7) (9)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(10)	(10)	(0.01)
Propel Insurance Agency LLC	(4) (5) (6)	L + 5.00%	6.00%	12/09/2020	06/01/2024	6,142	6,082	6,082	7.86
Propel Insurance Agency LLC	(4) (5) (9)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(6)	(6)	(0.01)

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
World Insurance Associates LLC	(4) (5) (6)	L + 5.50%	6.50%	12/23/2020	04/01/2026	11,912	$11,556	$11,556	14.93	%
World Insurance Associates LLC	(4) (5) (9)	L + 5.50%	6.50%	12/23/2020	04/01/2026	—	(46)	(46)	(0.06)
							22,381	22,381	28.92
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	7,895	7,738	7,738	10.00
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(16)	(16)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (9)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(26)	(26)	(0.03)
							7,696	7,696	9.94
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	7,595	7,483	7,483	9.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	534	516	516	0.67
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (9)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(17)	(17)	(0.02)
							7,982	7,982	10.31
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	8,526	8,399	8,399	10.85
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(12)	(12)	(0.02)
AWP Group Holdings, Inc.	(4) (5) (9)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(28)	(28)	(0.04)
							8,359	8,359	10.80
Software
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	7,891	7,775	7,775	10.05
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	2,283	2,221	2,221	2.87
GS AcquisitionCo, Inc.	(4) (5) (9)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(7)	(7)	(0.01)
Gurobi Optimization LLC	(4) (5) (6)	L + 5.25%	6.25%	11/12/2020	12/19/2023	4,453	4,410	4,410	5.70
Gurobi Optimization LLC	(4) (5) (9)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(5)	(5)	(0.01)
							14,394	14,394	18.60
Total First Lien Debt							$107,564	$107,669	139.11	%
Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (8)	N/A	16.25% PIK	12/18/2020	06/18/2026	503	$503	$503	0.65	%
Total Unsecured Debt							503	503	0.65
Common Equity
GSM Equity Investors, LP (GSM Outdoors)	(4)					500	50	50	0.06
Total Common Equity							50	50	0.06

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Total Other Securities							$553	$553	0.71	%
Total Portfolio Investments							$14,947	$14,947	139.83	%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for our variable rate loans were the 30-day L at 0.14%, the 90-day L at 0.24% and the 180-day L at 0.26%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor of these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(7)	The interest rate floor of these investments as of December 31, 2020 was 0.75%.
(8)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2020:

SL Investment Corp.
Consolidated Schedule of Investments (continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	$1,579.00	$(12)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,895	(28)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	5,413	(133)
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/13/2022	1,013	7
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/27/2021	3,744	(36)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	457	(7)
GSM Acquisition Corp.	1.00%	Delayed Draw Term Loan	11/16/2022	732	(11)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	1,139	(17)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	536	(5)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	1,373	(10)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,922	(48)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	3,125	(61)
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	3,289	(16)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	1,316	(26)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	1,291	(6)
Sonny's Enterprises, Inc.	1.00%	Incremental Delayed Draw Term Loan	12/28/2021	4,427	(88)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	938	(9)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	469	(9)
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	3,311	(32)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	895	(9)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	12/23/2022	3,088	(46)
Total First Lien Debt Unfunded Commitments				$41,952	$(602)
Total Unfunded Commitments				$41,952	$(602)

SL Investment Corp.
Notes to Consolidated Financial Statements
December 31, 2021
(In thousands, except shares and per share amounts)

(1)Organization
SL Investment Corp. (the “Company”) is an externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company was formed as a Delaware corporation on August 24, 2020 and commenced investment operations in October 2020. The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors.
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
SLIC Equity Holdings LLC (“SLIC Equity Holdings”) is a Delaware limited liability company that was formed on November 24, 2021. SLIC Equity Holdings expects to hold equity investments. SLIC Equity Holdings is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries.
As of December 31, 2021, the Company’s consolidated subsidiaries were SLIC SPV and SLIC Equity Holdings (collectively, the “subsidiaries”).
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected cash.
Dividend income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.

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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock and Preferred Stock are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the initial capital call and Preferred Stock Issuance Date, respectively, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Stock, and issuance of its Series A Preferred Stock.
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
The Company pays the Investment Adviser a base management fee under the Investment Advisory Agreement as described in Note 3 below. The fee is recorded in the Consolidated Statements of Operations.
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
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its ICTI, as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
For the year ended December 31, 2021, the Company accrued $45 of U.S. federal excise tax. For the period from August 24, 2020 (inception) to December 31, 2020, the Company did not accrue any U.S. federal excise tax.
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

(3)Related Party Transactions
Investment Advisory Agreement
On February 1, 2021, the Company entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Investment Adviser, which amended and restated the Company’s initial investment advisory agreement, dated as of September 24, 2020 (the “Prior Advisory Agreement”) to clarify that the Company may be subject to provisions of ERISA, during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA. No material terms changed in the Restated Advisory Agreement as compared to the Prior Advisory Agreement, including the Base Management Fee (as defined below).

The Company pays the Investment Adviser a fee for its services under the Prior Advisory Agreement and the Restated Advisory Agreement (the “Base Management Fee”). The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Restated Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf.

Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. Capital Under Management does not include capital acquired through the use of leverage. The Investment Adviser does not receive any fees on unused capital commitments.
For the year ended December 31, 2021 and the period from August 24, 2020 (inception) through December 31, 2020, $490 and $27, respectively, of Base Management Fee was accrued to the Investment Adviser. As of December 31, 2021 and December 31, 2020, $214 and $27, respectively, were payable to the Investment Adviser relating to Base Management Fees.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”), is the administrator of the Company. The Administrator and the Company initially entered into an administration agreement on September 24, 2020 (the “Prior Administration Agreement”). On February 1, 2021, the Company entered into the Restated Administration Agreement to amend and restate the Prior Administration Agreement in order to clarify that the Company may be subject to provisions of ERISA during all periods when the Company’s assets are treated as “plan assets” for purposes of ERISA and to make certain conforming changes in connection with such revisions. No material terms changed in the Restated Administration Agreement as compared to the Prior Administration Agreement.

Pursuant to each of the Prior Administration Agreement and the Restated Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the applicable administration agreement, including the Company’s allocable portion of the compensation paid to the Company’s Chief Compliance Officer and Chief Financial Officer. Reimbursement under Prior Administration Agreement occurred and under the Administration Agreement occurs quarterly in arrears.
For the year ended December 31, 2021, the Company incurred an aggregate of $6 in expenses under the Prior Administration Agreement for periods prior to February 1, 2021 and under the Restated Administration Agreement for periods subsequent to and including February 1, 2021, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the period from August 24, 2020 (inception) through December 31, 2020, the Company incurred $18 in expenses under the Prior Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2021 and December 31, 2020, $24 and $18 was unpaid and included in payable to affiliates in the Consolidated Statements of Assets and Liabilities.

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

For the year ended December 31, 2021 and the period from August 24, 2020 (inception) through December 31, 2020, the Company incurred $158 and $264, respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then-issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).

(4) Investments
The composition of the Company’s investment portfolio as of December 31, 2021 and December 31, 2020 at cost and fair value was as follows:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	872,028	875,168	98.5%	$107,564	$107,669	99.5%
Second Lien Debt	7,416	7,485	0.8	—	—	—
Other Securities	6,383	6,412	0.7	553	553	0.5
Total	$885,827	$889,065	100.0%	$108,117	$108,222	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2021	December 31, 2020
Aerospace and Defense	3.2%	11.1%
Air Freight and Logistics	1.7	—
Auto Components	2.3	1.6
Automobiles	6.8	—
Biotechnology	0.7	—
Commercial Services & Supplies	19.4	13.2
Construction and Engineering	1.7	—
Containers & Packaging	3.7	3.9
Distributors	1.7	—
Diversified Consumer Services	1.8	—
Diversified Financial Services	0.8	—
Electronic Equipment, Instruments & Components	0.3	—
Food Products	0.4	3.9
Health Care Equipment & Supplies	0.5	—
Health Care Providers & Services	3.5	7.4
Health Care Technology	0.8	2.7
Industrial Conglomerates	0.1	—
Insurance	15.0	20.7
Interactive Media & Services	4.0	7.1
IT Services	7.6	—
Leisure Products	2.6	7.4
Machinery	1.4	—
Multi-Utilities	1.9	7.7
Professional Services	4.0	—
Real Estate Management & Development	3.5	—
Software	10.6	13.3
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$34,273	$34,039	3.8%	$—	$—	—%
United Kingdom	7,631	7,800	0.9	—	—	—
United States	843,923	847,226	95.3	108,117	108,222	100.0
Total	$885,827	$889,065	100.0%	$108,117	$108,222	100.0%
(5) Fair Value Measurements
The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Company’s board of directors (the “Board of Directors”), with the assistance of the Audit Committee of the Board of Directors (the “Audit Committee”), determines the fair value of the assets for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”). Valuation procedures are set forth in more detail below.

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
The three-level hierarchy for fair value measurements is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Board of Directors undertakes a multi-step valuation process each quarter, as described below:
(1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
(3)the Board of Directors engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
(4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
(5)    the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
During the year ended December 31, 2021, there were $5,698 of portfolio investments transferred into Level 3 from Level 2 at fair value as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency.

The following table presents the fair value hierarchy of the investments as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$7,313	$867,855	$875,168	$—	$5,698	$101,971	$107,669
Second Lien Debt	—	—	7,485	7,485	—	—	—	—
Other Securities	—	—	6,412	6,412	—	—	553	553
Total	$—	$7,313	$881,752	$889,065	$—	$5,698	$102,524	$108,222
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$101,971	$—	$553	$102,524
Purchases of investments	832,040	11,102	6,040	849,182
Proceeds from principal repayments and sales of investments	(77,514)	(3,750)	(591)	(81,855)
Accretion of discount/amortization of premium	2,492	64	—	2,556
Payment-in-kind	56	—	90	146
Net change in unrealized appreciation (depreciation)	3,046	69	29	3,144
Net realized gains (losses)	66	—	291	357
Transfers into/(out) of Level 3	5,698	—	—	5,698
Fair value, end of period	$867,855	$7,485	$6,412	$881,752

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2021	$3,046	$69	$29	$3,144
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the period from August 24, 2020 (inception) through December 31, 2020:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	102,934	—	550	103,484
Proceeds from principal repayments and sales of investments	(993)	—	—	(993)
Accretion of discount/amortization of premium	30	—	3	33
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$101,971	$—	$553	$102,524

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2020	$—	$—	$—	$—

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$867,855	Yield Analysis	Discount Rate	5.55%	12.44%	7.45%
Investments in second lien debt	7,485	Yield Analysis	Discount Rate	7.12%	9.90%	7.73%
Investments in other securities:
Unsecured debt	450	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	2,205	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
	229	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,528	Market Approach	EBITDA Multiple	8.10x	19.97x	14.43x
Total investments in other securities	$6,412
Total investments	$881,752

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$101,971	Yield Analysis	Discount Rate	5.91%	8.86%	6.98%
Investments in second lien debt	—	Yield Analysis	Discount Rate
Investments in other securities:	553	Market Approach	EBITDA Multiple	10.00x	10.01x	10.00x
Total investments	$102,524
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
Financial instruments disclosed but not carried at fair value
The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$503,400	$503,400	$57,500	$57,500
Total	$503,400	$503,400	$57,500	$57,500
The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the JPM Funding Facility (as defined below), approximate fair value.
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021 and November 24, 2021, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of December 31, 2021, of up to $750.0 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

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
As of December 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.

The summary information of the JPM Funding Facility is as follows:

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Borrowing interest expense	$5,881	$38
Facility unused commitment fees	842	94
Amortization of deferred financing costs	1,095	28
Total	$7,818	$160
Weighted average interest rate (excluding unused fees and financing costs)	2.46%	2.78%	(1)
Weighted average outstanding balance	$235,686	$17,069	(1)
(1) Calculated for the period from December 3, 2020 (JPM Funding Facility closing date) through December 31, 2020.
During the year ended December 31, 2021 and period from August 24, 2020 (inception) through December 31, 2020, the Company borrowed $569,900 and $57,500 under the JPM Funding Facility. During the year ended December 31, 2021 and period from August 24, 2020 (inception) through December 31, 2020, the Company repaid $124,000 and repaid $0 under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	December 31, 2021			December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$750,000	$503,400	$246,600	$250,000	$57,500	$192,500
Total	$750,000	$503,400	$246,600	$250,000	$57,500	$192,500
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
As of December 31, 2021 and December 31, 2020, the Company had $226,110 and $41,952 of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of December 31, 2021 and December 31, 2020, the Company had $652,320 and $502,320 in total capital commitments from common stockholders, of which $227,800 and $425,300 were unfunded.
(8)Net Assets
The Company has the authority to issue 100,000,000 common stock shares at $0.001 per share par value and 1,000,000 preferred stock shares at $0.001 per share par value.
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of December 31, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$(129)	$—
Net investment income (loss) after taxes	23,178	(154)
Accumulated realized gain (loss)	357	—
Net unrealized appreciation (depreciation)	3,133	105
Dividends declared	(21,840)	(96)
Tax reclassifications to equity of holders of Common Stock (Note 10)	108	16
Net distributable earnings (accumulated losses), end of period	$4,807	$(129)

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 07, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
August 06, 2021	1,647,834	35.00
September 10, 2021	2,786,809	60.00
October 15. 2021	1,643,193	35.00
November 12, 2021	3,469,010	75.00
December 30, 2021	2,350,729	50.00
Total	16,369,811	$347.50

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
October 19, 2020	550,000	$11.00
October 30, 2020	1,106,640	22.00
November 13, 2020	1,108,312	22.00
December 2, 2020	1,108,312	22.00
Total	3,873,264	$77.00
The Company’s weighted average number of shares outstanding December 31, 2021 was 9,104,367 shares. The Company’s weighted average number of shares outstanding from October 19, 2020 (initial capital call) to December 31, 2020 was 2,676,338 shares.
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2021 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20		$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52		3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49		6,262
December 21, 2021	December 21, 2021	January 18, 2022	0.63	(1)	11,273
Total Distributions			$1.84		$21,777
(1) includes a special distribution of $0.10 per share.
During year ended December 31, 2021, we accrued $63 of dividend to holders of the Series A Preferred Stock, of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. For the period from August 24, 2020 (inception) through December 31, 2020, we accrued $13 of dividend to holders of the Series A Preferred Stock, of which $13 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the year ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Numerator for basic and diluted earnings per common share - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$26,605	$(62)
Denominator for basic and diluted earnings per common share - weighted average shares outstanding (1)	9,104,367	2,676,338
Basic and diluted earnings per common share	$2.92	$(0.02)
(1) Calculated for the period from October 19, 2020, the date of first external issuance of shares through December 31, 2020.
(10)    Income Taxes
For income tax purposes, distributions made to holders of the Company’s Preferred Stock and Common Stock are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2021 and period from August 24, 2020 (inception) through December 31, 2020, were as follows:

	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Distributions paid from:
Ordinary income (including net short-term capital gains)	$21,840	$96
Total taxable distributions	$21,840	$96
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2021, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Common Stock in 2022. The amount carried forward to 2022 is estimated to be approximately $1,887, of which $1,885 is expected to be ordinary income and $2 is expected to be capital gains, although these amounts will not be finalized until the 2021 tax returns are filed in 2022.
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
The book-to-tax differences relating to distributions made to the Company’s holders of Common Stock resulted in reclassifications among certain capital accounts as follows:

	As of December 31, 2021	As of December 31, 2020
Paid-in capital in excess of par value of Common Stock	$(108)	$(16)
Net distributable earnings (accumulated losses)	$108	$16
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2021 and period from August 24, 2020 (inception) through December 31, 2020, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2021):

	As of December 31, 2021	As of December 31, 2020
Gross unrealized appreciation	$4,784	$105
Gross unrealized depreciation	(1,546)	—
Net unrealized appreciation (depreciation)	$3,238	$105
Tax cost of investments at year end	$885,827	$108,117
(11)Consolidated Financial Highlights
The Company commenced investment operations in October 2020. Net asset value, at the beginning of period represents the initial offering price per common share. The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the year ended December 31, 2021	From August 24, 2020 (inception) to December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$19.84	$20.00
Net investment income (loss)	2.54	(0.06)
Net unrealized and realized gain (loss)(2)	0.62	(0.23)
Net increase (decrease) in net assets resulting from operations	3.16	(0.29)
Dividends declared	(1.84)	(0.02)
Issuance of common stock	0.04	0.15
Total increase (decrease) in net assets	1.36	(0.16)
Net asset value, end of period	$21.20	$19.84
Common shares outstanding, end of period	20,244,075	3,874,264
Total return based on net asset value(3)	16.13%	(0.69)%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$429,724	$77,396
Weighted average common shares outstanding	9,104,367	2,676,338	(4)
Ratio of total expenses to average net assets(5)	4.91%	2.63%
Ratio of net investment income to average net assets(5)	11.27%	0.08%
Asset coverage ratio	185.17%	233.39%
Portfolio turnover rate	19.72%	1.83%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)
For the year ended December 31, 2021 and period from August 24, 2020 (inception) through December 31, 2020, were as follows, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.

(3)
Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 15.93% and (1.44)%, respectively, for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020. The Company commenced investing operations in October 2020, the total return for the short operating period was not meaningful.

(4)	Calculated for the period from October 19, 2020, the date of first external issuance of common shares through December 31, 2020.
(5)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. For the period from August 24, 2020 (inception) to December 31, 2020, amounts are annualized except for organization and offering costs.
(12)        Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of SL Investment Corp.(2)
3.2	Certificate of Designation of 12.0% Series A Cumulative Preferred Stock of SL Investment Corp.(1)
3.3	Bylaws of SL Investment Corp.(1)
4.1	Description of Securities. (3)
10.1	Investment Advisory Agreement by and between SL Investment Corp. and MS Capital Partners Adviser Inc., dated as of September 24, 2020.(1)
10.2	Amended and Restated Investment Advisory Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS Capital Partners Adviser Inc.(2)
10.3	Administration Agreement by and between SL Investment Corp. and MS BDC Administrative Services LLC, dated as of September 24, 2020.(1)
10.4	Amended and Restated Administration Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS BDC Administrative Services LLC.(2)
10.5	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
10.6
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)

10.7	Form of Indemnification Agreement.(1)
10.8	Form of Subscription Agreement.(1)
10.9*
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto

10.10
Amended and Restated Loan and Security Agreement, dated as of December 3, 2020, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(4)

10.11
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(5)

10.12
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of November 24, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(6)

14.1	Code of Ethics of SL Investment Corp.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 25, 2020 (File No. 000-56211)
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 22, 2021 (File No. 814-01366)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on June 9, 2021 (File No. 814-01366)
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on August 26, 2021 (File No. 814-01366)
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 1, 2021 (File No. 814-01366)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

3/21/2022	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/21/2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

3/21/2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

3/21/2022	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

3/21/2022	By:	/s/ Joan Binstock
Joan Binstock Director

3/21/2022	By:	/s/ Bruce Frank
Bruce Frank Director

3/21/2022	By:	/s/ Kevin Shannon
Kevin Shannon Director

3/21/2022	By:	/s/ Adam Metz
Adam Metz Director