Form 10-Q
period 2022-03-31
SL Investment Corp.
filed 2022-05-10
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01332
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 10, 2022, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 10, 2022 was 20,244,075.

SL Investment Corp.

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of assets and liabilities of SL Investment Corp and subsidiaries (the “Company”), including the consolidated schedule of investments as of March 31, 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
New York, NY
May 10, 2022

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $939,210 and $885,827 at March 31, 2022 and December 31, 2021, respectively)	$941,649	$889,065
Cash	19,045	20,232
Deferred financing costs	6,001	6,403
Subscription receivable	—	33,190
Interest and dividend receivable from non-controlled/non-affiliated investments	3,781	3,468
Receivable for investments sold	210	53
Prepaid expenses and other assets	66	97
Total assets	970,752	952,508

Liabilities
Debt	522,400	503,400
Payable to affiliates (Note 3)	899	1,363
Financing costs payable	2,229	2,226
Dividends payable	12,551	11,273
Management fees payable	265	214
Interest payable	3,094	2,416
Accrued expenses and other liabilities	1,412	1,892
Total liabilities	542,850	522,784

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized 20,244,075 and 20,244,075 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	20	20
Paid-in capital in excess of par value of Common Stock	424,376	424,376
Net distributable earnings (accumulated losses)	2,985	4,807
Total net assets	$427,902	$429,724
Total liabilities and net assets	$970,752	$952,508
Net asset value per common share	$21.11	$21.20

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,754	$2,565
Payment-in-kind interest income	59	21
Dividend income	60	—
Other income	455	146
Total investment income	16,328	2,732

Expenses:
Interest and other financing expenses	4,110	928
Management fees	265	55
Organization and offering costs	—	129
Professional fees	278	181
Directors’ fees	51	50
Administrative service fees	—	15
General and other expenses	144	96
Total expenses	4,848	1,454
Net investment income (loss) before taxes	11,480	1,278
Excise tax expense(1)	—	—
Net investment income (loss)	11,480	1,278

Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss) from non-controlled/non-affiliated investments:	64	—
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments:	(799)	1,872
Net realized and unrealized gains (losses)	(735)	1,872
Net increase (decrease) in net assets resulting from operations	10,745	3,150
Preferred Stock dividend	(16)	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$10,729	$3,134

Per common share information—basic and diluted
Net investment income (loss) per common share:	$0.57	$0.31
Earnings per common share:	$0.53	$0.76
Weighted average common shares outstanding (Note 9):	20,244,075	4,121,667

(1) Excise tax expense incurred during the three months ended March 31, 2022 and March 31, 2021 was $— and $317 (dollar amount in actual), respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net assets at beginning of period	$429,724	$77,396
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	11,480	1,278
Net realized gain (loss)	64	—
Net change in unrealized appreciation (depreciation)	(799)	1,872
Net increase (decrease) in net assets resulting from operations	10,745	3,150

Capital transactions:
Issuance of Common Stock	—	22,500
Dividends declared on Preferred Stock and Common Stock (Note 8)	(12,567)	(791)
Net increase (decrease) in net assets resulting from capital transactions	(12,567)	21,709
Total increase (decrease) in net assets	(1,822)	24,859
Net assets at end of period	$427,902	$102,255

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,745	$3,150
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	799	(1,872)
Net realized (gain) loss on investments	(64)	—
Net accretion of discount and amortization of premium on investments	(723)	(185)
Payment-in-kind interest and dividend capitalized	(85)	(21)
Amortization of deferred financing costs	402	172
Amortization of deferred offering costs	—	19
Purchases of investments and change in payable for investments purchased	(69,324)	(81,608)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	16,656	504
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(313)	(276)
(Increase) decrease in prepaid expenses and other assets	31	24
(Decrease) increase in payable to affiliates	(464)	109
(Decrease) increase in management fee payable	51	28
(Decrease) increase in interest payable	678	488
(Decrease) increase in accrued expenses and other liabilities	(480)	449
Net cash provided by (used in) operating activities	(42,091)	(79,019)

Cash flows from financing activities:
Borrowings on debt	37,000	57,400
Repayments on debt	(18,000)	(5,000)
Proceeds from issuance of Common Stock	33,190	22,500
Deferred financing costs paid	3	(29)
Dividends paid in cash	(11,289)	(83)
Net cash provided by (used in) financing activities	40,904	74,788
Net increase (decrease) in cash	(1,187)	(4,231)
Cash, beginning of period	20,232	25,877
Cash, end of period	$19,045	$21,646

Supplemental information and non-cash activities:
Excise tax paid	$45	$—
Interest expense paid	$2,564	$53
Accrued but unpaid dividends	$12,551	$791
Accrued but unpaid deferred financing costs	$—	$28

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	6.01%	12/22/2026	$12,202	$11,953	$12,196	2.85%
Jonathan Acquisition Company	(4) (6) (13)	L + 5.00%	6.01%	12/22/2025	755	719	754	0.18
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.26%	04/22/2027	7,873	7,805	7,873	1.84
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.26%	04/22/2027	3,951	3,909	3,951	0.92
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	7.26%	04/22/2027	—	(7)	—	0.00
Two Six Labs, LLC	(4) (5) (7)	L + 5.50%	6.51%	08/20/2027	4,732	4,646	4,722	1.10
Two Six Labs, LLC	(4) (7) (13)	L + 5.50%	6.51%	08/20/2027	915	889	910	0.21
Two Six Labs, LLC	(4) (7) (13)	L + 5.50%	6.51%	08/20/2027	—	(16)	(2)	(0.00)
						29,898	30,404	7.11
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	L + 5.00%	6.01%	12/30/2026	14,593	14,455	14,530	3.40
Omni Intermediate Holdings, LLC	(4) (6) (13)	L + 5.00%	6.01%	12/30/2026	659	648	653	0.15
Omni Intermediate Holdings, LLC	(4) (6) (13)	L + 5.00%	6.01%	12/30/2025	—	(12)	(6)	(0.00)
						15,091	15,177	3.55
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	6.50%	06/29/2028	10,213	10,073	10,040	2.35
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (13)	L + 5.75%	6.50%	06/29/2028	1,013	987	965	0.23
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (13)	L + 5.75%	6.50%	06/29/2027	—	(5)	(6)	(0.00)
Continental Battery Company	(4) (5) (6)	L + 6.75%	7.75%	01/20/2027	6,234	6,113	6,113	1.43
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 5.50%	6.50%	08/05/2026	3,242	3,182	3,154	0.74
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	08/05/2026	1,800	1,771	1,751	0.41
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	08/05/2026	4,804	4,726	4,674	1.09
Sonny's Enterprises, Inc.	(4) (6) (13)	L + 5.50%	6.50%	08/05/2026	—	(178)	(264)	(0.06)
						26,669	26,427	6.18
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S + 5.50%	6.25%	02/28/2025	8,954	8,808	8,784	2.05
ARI Network Services, Inc.	(4) (5) (7)	S + 5.50%	6.25%	02/28/2025	1,568	1,542	1,538	0.36
ARI Network Services, Inc.	(4) (7) (13)	S + 5.50%	6.25%	02/28/2025	182	161	157	0.04
Summit Buyer, LLC	(4) (5) (6)	L + 5.00%	6.01%	01/14/2026	9,552	9,382	9,420	2.20
Summit Buyer, LLC	(4) (6) (13)	L + 5.00%	6.01%	01/14/2026	8,342	8,149	8,149	1.90
Summit Buyer, LLC	(4) (6) (13)	L + 5.00%	6.01%	01/14/2026	—	(17)	(14)	(0.00)
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/02/2025	16,384	16,108	16,108	3.76
Turbo Buyer, Inc.	(4) (6) (13)	L + 6.00%	7.00%	12/02/2025	808	787	787	0.18
Vehlo Purchaser, LLC	(4) (5) (7)	L + 5.00%	5.75%	08/27/2027	11,608	11,396	11,516	2.69
Vehlo Purchaser, LLC	(4) (7) (13)	L + 5.00%	5.75%	08/27/2027	3,367	3,259	3,301	0.77

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(4) (7) (13)	L + 5.00%	5.75%	08/27/2027	500	$455	$480	0.11%
						60,030	60,226	14.07
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/27/2027	6,460	6,402	6,420	1.50
GraphPad Software, LLC	(4) (6) (13)	L + 6.00%	7.00%	04/27/2027	—	(6)	(4)	(0.00)
						6,396	6,416	1.50
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	5.75%	12/23/2026	7,462	7,344	7,192	1.68
365 Retail Markets, LLC	(4) (6) (13)	L + 4.75%	5.75%	12/23/2026	—	(14)	(86)	(0.02)
365 Retail Markets, LLC	(4) (6) (13)	L + 4.75%	5.75%	12/23/2026	—	(19)	(43)	(0.01)
Encore Holdings, LLC	(4) (5) (7)	L + 4.50%	5.51%	11/23/2028	9,318	9,162	9,134	2.13
Encore Holdings, LLC	(4) (7) (13)	L + 4.50%	5.51%	11/23/2028	2,553	2,383	2,200	0.51
Encore Holdings, LLC	(4) (7) (13)	L + 4.50%	5.51%	11/23/2027	—	(44)	(53)	(0.01)
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	6.25%	12/17/2028	23,000	22,555	22,572	5.28
FLS Holding, Inc.	(4) (6) (9) (13)	L + 5.25%	6.25%	12/17/2028	—	(48)	(93)	(0.02)
FLS Holding, Inc.	(4) (6) (9) (13)	L + 5.25%	6.25%	12/17/2027	—	(38)	(37)	(0.01)
KWOR Acquisition, Inc.	(4) (5) (7)	L + 5.25%	6.00%	12/22/2028	878	865	859	0.20
KWOR Acquisition, Inc.	(4) (13)	P + 4.25%	7.75%	12/22/2027	8	6	5	0.00
MHE Intermediate Holdings, LLC	(4) (5) (6)	L + 5.75%	7.04%	07/21/2027	12,260	12,038	12,040	2.81
MHE Intermediate Holdings, LLC	(4) (6) (13)	L + 5.75%	7.04%	07/21/2027	923	900	895	0.21
MHE Intermediate Holdings, LLC	(4) (6) (13)	L + 5.75%	7.04%	07/21/2027	43	24	24	0.01
PDFTron US Acquisition Corp.	(4) (5) (6) (9)	L + 5.50%	6.50%	07/15/2027	13,134	12,930	12,869	3.01
PDFTron US Acquisition Corp.	(4) (5) (6) (9)	L + 5.50%	6.50%	07/15/2027	4,200	4,121	4,115	0.96
PDFTron US Acquisition Corp.	(4) (6) (9)	L + 5.50%	6.50%	07/15/2026	3,300	3,243	3,233	0.76
Pritchard Industries, LLC	(4) (5) (7)	L + 5.50%	6.51%	10/13/2027	11,025	10,819	10,822	2.53
Pritchard Industries, LLC	(4) (7) (13)	L + 5.50%	6.51%	10/13/2027	895	862	846	0.20
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L + 5.50%	6.25%	12/20/2028	15,833	15,527	15,571	3.64
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (13)	L + 5.50%	6.25%	12/01/2028	—	(30)	(53)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (13)	L + 5.50%	6.25%	12/01/2028	—	(18)	(16)	(0.00)
Sherlock Buyer Corp.	(4) (5) (7)	L + 5.75%	6.50%	12/08/2028	18,694	18,333	18,619	4.35
Sherlock Buyer Corp.	(4) (7) (13)	L + 5.75%	6.50%	12/08/2028	—	(51)	(22)	(0.01)
Sherlock Buyer Corp.	(4) (7) (13)	L + 5.75%	6.50%	12/08/2027	—	(41)	(9)	(0.00)
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	6.76%	11/30/2026	2,924	2,876	2,879	0.67
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	6.76%	11/30/2026	1,672	1,645	1,647	0.38
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	6.76%	11/30/2026	—	(7)	(7)	(0.00)
Tamarack Intermediate, LLC	(4) (5) (7)	S + 5.75%	6.50%	03/13/2028	5,500	5,390	5,390	1.26
Tamarack Intermediate, LLC	(4) (7) (13)	S + 5.75%	6.50%	03/13/2028	—	(18)	(18)	(0.00)

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	6.51%	01/07/2027	12,734	$12,521	$12,479	2.92%
Valcourt Holdings II, LLC	(4) (6) (13)	L + 5.50%	6.51%	01/07/2027	840	803	794	0.19
VRC Companies, LLC	(4) (5) (7)	L + 5.50%	6.25%	06/29/2027	21,091	20,806	20,802	4.86
VRC Companies, LLC	(4) (5) (7) (12)	L + 5.50%	6.25%	06/29/2027	1,455	1,408	1,407	0.33
VRC Companies, LLC	(4) (13)	P + 4.50%	8.00%	06/29/2027	71	62	61	0.01
						166,295	166,018	38.80
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L + 5.50%	6.25%	10/19/2028	14,773	14,493	14,517	3.39
KPSKY Acquisition, Inc.	(4) (13)	P + 4.50%	8.00%	10/19/2028	844	820	815	0.19
						15,313	15,332	3.58
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L + 5.50%	6.25%	12/10/2028	23,664	23,208	23,089	5.40
Fortis Solutions Group, LLC	(4) (5) (7)	L + 5.50%	6.51%	10/13/2028	8,306	8,149	8,170	1.91
Fortis Solutions Group, LLC	(4) (7) (13)	L + 5.50%	6.51%	10/13/2028	—	(32)	(55)	(0.01)
Fortis Solutions Group, LLC	(4) (7) (13)	L + 5.50%	6.25%	10/15/2027	—	(21)	(19)	(0.00)
						31,304	31,185	7.29
Distributors
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	6.51%	11/01/2028	15,256	15,110	15,104	3.53
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	6.51%	11/01/2028	8,489	8,406	8,404	1.96
						23,516	23,508	5.49
Diversified Consumer Services
Heartland Home Services	(4) (13)	L + 5.75%	6.50%	12/15/2026	—	—	—	0.00
Lightspeed Solution,LLC	(4) (5) (7)	S + 6.00%	6.75%	03/01/2028	3,780	3,706	3,706	0.87
Lightspeed Solution,LLC	(4) (7) (13)	S + 6.00%	6.75%	03/01/2028	—	(12)	(12)	(0.00)
LUV Car Wash Group, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	12/09/2026	466	456	456	0.11
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	10/16/2023	3,469	3,448	3,463	0.81
Mammoth Holdings, LLC	(4) (5) (6) (12)	L + 6.00%	7.00%	10/16/2023	12,338	12,240	12,312	2.88
Mammoth Holdings, LLC	(4) (6) (13)	L + 6.00%	7.00%	10/16/2023	—	(3)	(1)	(0.00)
						19,835	19,924	4.66
Diversified Financial Services
SitusAMC Holdings Corp.	(4) (5) (7)	L + 5.75%	6.50%	12/22/2027	7,200	7,131	7,142	1.67
Smarsh, Inc.	(4) (5) (7)	S + 6.50%	7.25%	02/16/2029	4,286	4,201	4,201	0.98
Smarsh, Inc.	(4) (7) (13)	S + 6.50%	7.25%	02/16/2029	—	(11)	(11)	(0.00)
Smarsh, Inc.	(4) (7) (13)	S + 6.50%	7.25%	02/16/2029	—	(5)	(5)	(0.00)
						11,316	11,327	2.65

Food Products

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 6.25%; 1.00% PIK	8.25%	12/18/2025	3,717	$3,659	$3,210	0.75%
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	7.01%	07/12/2027	4,489	4,408	4,489	1.05
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.76%	07/09/2026	6,826	6,690	6,826	1.60
Bearcat Buyer, Inc.	(4) (5) (6) (13)	L + 4.75%	5.76%	07/09/2026	6,246	6,114	6,246	1.46
DCA Investment Holdings, LLC	(4) (5) (7)	S + 6.00%	6.75%	04/03/2028	4,776	4,715	4,729	1.11
DCA Investment Holdings, LLC	(4) (5) (7) (13)	S + 6.00%	6.75%	04/03/2028	795	776	783	0.18
Heartland Veterinary Partners, LLC	(4) (5) (6)	L + 4.75%	5.75%	12/10/2026	3,905	3,868	3,893	0.91
Heartland Veterinary Partners, LLC	(4) (6) (13)	L + 4.75%	5.75%	12/10/2026	1,793	1,711	1,767	0.41
Heartland Veterinary Partners, LLC	(4) (6) (13)	L + 4.75%	5.75%	12/10/2026	—	(7)	(2)	(0.00)
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	09/01/2027	3,918	3,846	3,830	0.90
Promptcare Infusion Buyer, Inc.	(4) (6) (13)	L + 6.00%	7.00%	09/01/2027	358	339	320	0.07
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	L + 6.25%	6.50%	01/02/2029	4,375	4,311	4,311	1.01
Stepping Stones Healthcare Services, LLC	(4) (7) (13)	L + 6.25%	6.50%	01/02/2029	—	(6)	(6)	(0.00)
Stepping Stones Healthcare Services, LLC	(4) (13)	P + 4.75%	8.25%	01/02/2029	100	91	91	0.02
Suveto Buyer, LLC	(4) (5) (7) (13)	L + 4.25%	5.00%	09/09/2027	4,756	4,705	4,696	1.10
Suveto Buyer, LLC	(4) (13)	P + 3.25%	6.50%	09/09/2027	56	47	51	0.01
Vardiman Black Holdings, LLC	(4) (5) (8)	S + 8.00%	8.50%	03/18/2027	2,292	2,269	2,269	0.53
Vardiman Black Holdings, LLC	(4) (8) (13)	S + 8.00%	8.50%	03/18/2027	122	107	107	0.03
						39,576	39,911	9.33
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	02/03/2026	3,086	3,015	3,052	0.71
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.75%	6.75%	02/03/2026	1,169	1,148	1,156	0.27
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	02/03/2026	3,102	3,028	3,068	0.72
Lightspeed Buyer, Inc.	(4) (6) (13)	L + 5.50%	6.50%	02/03/2026	—	(12)	(15)	(0.00)
						7,179	7,261	1.70
Insurance Services
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.75%	6.50%	10/29/2028	18,553	18,288	18,293	4.28
Foundation Risk Partners, Corp.	(4) (5) (7) (13)	L + 5.75%	6.50%	10/29/2028	3,308	3,256	3,252	0.76
Foundation Risk Partners, Corp.	(4) (7) (13)	L + 5.75%	6.50%	10/29/2027	—	(27)	(27)	(0.01)
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	6.26%	09/29/2028	12,211	11,989	11,934	2.79
Galway Borrower, LLC	(4) (7) (13)	L + 5.25%	6.26%	09/29/2028	167	141	125	0.03
Galway Borrower, LLC	(4) (7) (13)	L + 5.25%	6.26%	09/30/2027	—	(16)	(20)	(0.00)
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.50%	6.25%	11/25/2026	6,207	6,132	6,138	1.43
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/14/2028	4,315	4,238	4,238	0.99

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/14/2028	17,326	$17,008	$17,007	3.97%
High Street Buyer, Inc.	(4) (7) (13)	L + 6.00%	0.50%	04/16/2027	—	(15)	(15)	(0.00)
Integrity Marketing Acquisition, LLC	(4) (5) (6)	L + 5.75%	6.75%	08/27/2025	24,786	24,502	24,645	5.76
Integrity Marketing Acquisition, LLC	(4) (5) (7) (13)	L + 5.50%	6.25%	08/27/2025	6,157	6,069	6,114	1.43
Keystone Agency Investors	(4) (5) (6)	L + 5.50%	6.51%	05/03/2027	1,998	1,970	1,971	0.46
Keystone Agency Investors	(4) (6) (13)	L + 5.50%	6.51%	05/03/2027	—	(37)	(35)	(0.01)
Oakbridge Insurance Agency LLC	(4) (5) (6)	S + 5.75%	6.75%	12/31/2026	166	163	163	0.04
Oakbridge Insurance Agency LLC	(4) (6) (13)	S + 5.75%	6.75%	12/31/2026	—	(10)	(10)	(0.00)
Oakbridge Insurance Agency LLC	(4) (6) (13)	S + 5.75%	6.75%	12/31/2026	15	14	14	0.00
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	6.75%	11/01/2028	7,470	7,398	7,399	1.73
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	6.75%	11/01/2028	2,075	2,055	2,055	0.48
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (13)	L + 6.00%	6.75%	11/01/2027	—	(3)	(3)	(0.00)
RSC Acquisition, Inc.	(4) (5) (7)	L + 5.50%	6.25%	10/30/2026	5,431	5,381	5,318	1.24
RSC Acquisition, Inc.	(4) (7) (13)	L + 5.50%	6.25%	10/30/2026	—	(48)	(108)	(0.03)
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.76%	04/01/2026	15,042	14,708	14,742	3.45
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	04/01/2026	11,742	11,520	11,508	2.69
World Insurance Associates, LLC	(4) (6) (13)	L + 5.75%	6.75%	04/01/2026	73	57	53	0.01
						134,733	134,751	31.49
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	L + 5.50%	6.50%	10/30/2026	9,512	9,349	9,512	2.22
FMG Suite Holdings, LLC	(4) (5) (6) (13)	L + 5.50%	6.50%	10/30/2026	—	(38)	—	0.00
FMG Suite Holdings, LLC	(4) (5) (6) (13)	L + 5.50%	6.50%	10/30/2026	—	(19)	—	0.00
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2026	11,405	11,246	11,371	2.66
MSM Acquisitions, Inc.	(4) (6) (13)	L + 6.00%	7.00%	12/09/2026	3,379	3,274	3,335	0.78
MSM Acquisitions, Inc.	(4) (13)	P + 5.00%	8.50%	12/09/2026	365	345	361	0.08
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.50%	05/08/2028	11,910	11,697	11,673	2.73
Triple Lift, Inc.	(4) (7) (13)	L + 5.75%	6.50%	05/08/2028	—	(30)	(34)	(0.01)
						35,824	36,218	8.46
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.00%	05/08/2028	3,853	3,784	3,731	0.87
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/29/2027	6,172	6,068	6,172	1.44
Donuts, Inc.	(4) (5) (6)	S + 6.00%	7.00%	12/29/2027	3,393	3,393	3,393	0.79
Donuts, Inc.	(4) (6) (13)	S + 6.00%	7.00%	12/29/2027	—	—	—	0.00
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	6.25%	08/04/2027	17,169	16,779	16,852	3.94
Govbrands Intermediate, Inc.	(4) (5) (7) (13)	L + 5.50%	6.25%	08/04/2027	3,863	3,755	3,758	0.88
Govbrands Intermediate, Inc.	(4) (7) (13)	L + 5.50%	6.25%	08/04/2027	—	(40)	(34)	(0.01)
Syntax Systems Ltd	(4) (5) (7) (9)	L + 5.50%	6.25%	10/29/2028	15,309	15,164	14,976	3.50

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Syntax Systems Ltd	(4) (7) (9) (13)	L + 5.50%	6.25%	10/29/2028	—	$(38)	$(87)	(0.02)%
Syntax Systems Ltd	(4) (7) (9) (13)	L + 5.50%	6.25%	10/29/2026	894	879	859	0.20
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	7.00%	01/22/2027	7,299	7,175	7,175	1.68
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6) (13)	L + 6.00%	7.00%	01/22/2027	4,083	3,966	3,966	0.93
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (13)	L + 6.00%	7.00%	01/22/2027	—	(12)	(12)	(0.00)
Upstack Holdco, Inc.	(4) (5) (6)	L + 6.00%	7.00%	08/20/2027	4,204	4,108	4,144	0.97
Upstack Holdco, Inc.	(4) (5) (6) (13)	L + 6.00%	7.00%	08/20/2027	1,421	1,379	1,395	0.33
Upstack Holdco, Inc.	(4) (6) (13)	L + 6.00%	7.00%	08/20/2027	—	(9)	(5)	(0.00)
						66,351	66,283	15.49
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2026	19,834	19,640	19,636	4.59
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2026	1,693	1,674	1,676	0.39
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (13)	L + 5.00%	6.00%	11/16/2026	218	200	201	0.05
						21,514	21,513	5.03
Machinery
Answer Target Holdco, LLC	(4) (5) (6)	L + 6.00%	7.01%	12/30/2026	12,968	12,717	12,846	3.00
Answer Target Holdco, LLC	(4) (6) (13)	L + 6.00%	7.01%	12/30/2026	100	81	90	0.02
						12,798	12,936	3.02
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	12/22/2027	10,773	10,633	10,773	2.52
AWP Group Holdings, Inc.	(4) (5) (6) (13)	L + 4.75%	5.75%	12/22/2027	1,575	1,543	1,575	0.37
AWP Group Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	12/22/2026	742	720	742	0.17
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S + 4.75%	5.75%	06/26/2026	4,450	4,379	4,386	1.03
Ground Penetrating Radar Systems, LLC	(4) (6) (13)	S + 4.75%	5.75%	06/26/2025	—	(11)	(10)	(0.00)
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	5.51%	11/02/2026	5,457	5,414	5,457	1.28
Vessco Midco Holdings, LLC	(4) (5) (6) (12)	L + 4.50%	5.51%	11/02/2026	2,936	2,908	2,936	0.69
Vessco Midco Holdings, LLC	(4) (13)	P + 3.50%	7.00%	10/18/2026	119	113	119	0.03
						25,699	25,978	6.07
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/10/2027	8,039	7,885	8,039	1.88
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	7.25%	03/10/2027	—	(14)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	7.25%	03/10/2027	240	228	240	0.06
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	5.75%	10/01/2027	8,647	8,486	8,647	2.02
Citrin Cooperman Advisors, LLC	(4) (5) (7) (13)	L + 5.00%	5.75%	10/01/2027	2,891	2,828	2,891	0.68
Citrin Cooperman Advisors, LLC	(4) (7) (13)	L + 5.00%	5.75%	10/01/2027	6,000	5,808	6,000	1.40
IQN Holding Corp., dba Beeline	(4) (5) (6)	L + 5.50%	6.50%	08/20/2024	18,475	18,399	18,475	4.32
						43,620	44,292	10.35

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	6,837	$6,777	$6,804	1.59%
Associations, Inc.	(4) (5) (6)	L + 6.50%	7.50%	07/02/2027	4,819	4,776	4,795	1.12
Associations, Inc.	(4) (5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	1,175	1,164	1,169	0.27
Associations, Inc.	(4) (6) (13)	L + 6.50%	7.50%	07/02/2027	—	(7)	(4)	(0.00)
MRI Software, LLC	(4) (13)	L + 5.50%	6.51%	02/10/2026	—	(7)	(15)	(0.00)
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.50%	07/01/2027	10,500	10,311	10,500	2.45
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.50%	07/01/2027	8,250	8,099	8,250	1.93
Zarya Intermediate, LLC	(4) (6) (13)	L + 6.50%	7.50%	07/01/2027	—	(35)	—	0.00
						31,078	31,499	7.36
Software
Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.00%	04/12/2027	6,000	5,922	5,899	1.38
Alert Media, Inc.	(4) (6) (13)	L + 5.00%	6.00%	04/10/2026	—	(9)	(13)	(0.00)
Appfire Technologies, LLC	(4) (5) (6)	L + 5.50%	6.51%	03/09/2027	4,084	4,067	4,084	0.95
Appfire Technologies, LLC	(4) (6) (13)	L + 5.50%	6.51%	03/09/2027	—	(24)	—	0.00
Assembly Intermediate, LLC	(4) (5) (6)	L + 7.00%	8.01%	10/19/2027	8,889	8,721	8,839	2.07
Assembly Intermediate, LLC	(4) (6) (13)	L + 7.00%	8.01%	10/19/2027	533	508	521	0.12
Assembly Intermediate, LLC	(4) (6) (13)	L + 7.00%	8.01%	10/19/2027	—	(16)	(5)	(0.00)
CLEO Communications Holding, LLC	(4) (5) (6)	L + 6.75%	7.75%	06/09/2027	17,142	16,989	16,887	3.95
CLEO Communications Holding, LLC	(4) (6) (13)	L + 6.75%	7.75%	06/09/2027	—	(46)	(80)	(0.02)
Cordeagle US Finco, Inc.	(4) (5) (6) (9)	L + 6.75%	7.75%	07/30/2027	7,800	7,658	7,649	1.79
Cordeagle US Finco, Inc.	(4) (6) (9) (13)	L + 6.75%	7.75%	07/30/2027	—	(21)	(23)	(0.01)
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	7.25%	05/22/2026	25,867	25,665	25,821	6.03
GS AcquisitionCo, Inc.	(4) (6) (13)	L + 5.75%	7.25%	05/22/2026	—	(11)	(8)	(0.00)
GS AcquisitionCo, Inc.	(4) (6) (13)	L + 5.75%	7.25%	05/22/2026	771	762	769	0.18
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.00%	12/19/2023	4,397	4,372	4,397	1.03
Gurobi Optimization, LLC	(4) (6) (13)	L + 5.00%	6.00%	12/19/2023	—	(3)	—	0.00
Pound Bidco, Inc.	(4) (5) (6) (9)	L + 6.50%	7.50%	01/30/2026	3,004	2,954	3,004	0.70
Pound Bidco, Inc.	(4) (5) (6) (9) (13)	L + 6.50%	7.50%	01/30/2026	—	(6)	—	0.00
Revalize, Inc.	(5) (6) (13)	L + 5.25%	6.76%	04/15/2027	8,703	8,640	8,584	2.01
Revalize, Inc.	(5) (6) (13)	L + 5.25%	6.76%	04/15/2027	44	44	44	0.01
Skykick, Inc.	(4) (5) (6)	L + 7.25%	8.25%	09/01/2027	2,700	2,638	2,628	0.61
Skykick, Inc.	(4) (6) (13)	L + 7.25%	8.25%	09/01/2027	—	(13)	(30)	(0.01)
Trunk Acquisition, Inc.	(4) (5) (6)	L + 6.00%	7.26%	02/19/2027	4,560	4,516	4,500	1.05
Trunk Acquisition, Inc.	(4) (6) (13)	L + 6.00%	7.26%	02/19/2026	—	(4)	(6)	(0.00)

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
						$93,303	$93,461	21.84%
Total First Lien Debt						$925,405	$927,746	216.81%
Second Lien Debt
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (5) (8)	L + 7.00%	7.50%	03/02/2029	3,000	$2,988	$3,000	0.70%
Infinite Bidco, LLC	(4) (8) (13)	L + 7.00%	7.50%	03/02/2029	—	—	—	0.00
						2,988	3,000	0.70
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	L + 8.00%	9.00%	12/10/2027	360	353	351	0.08
Heartland Veterinary Partners, LLC	(4) (6) (13)	L + 8.00%	9.00%	12/10/2027	53	52	50	0.01
						405	401	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (5) (7)	L + 7.00%	7.75%	04/23/2027	1,050	1,050	1,050	0.25
IT Services
Idera, Inc.	(4) (5) (7)	L + 6.75%	7.50%	03/02/2029	530	527	522	0.12
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L + 8.50%	9.50%	11/20/2026	1,000	979	1,000	0.23
						1,506	1,522	0.36
Software
Flexera Software, LLC	(4) (5) (6)	L + 7.00%	8.00%	03/03/2029	1,500	1,473	1,500	0.35
Total Second Lien Debt						$7,422	$7,473	1.75%
Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (8) (12)		16.25% PIK	06/18/2026	600	$593	$176	0.04%
Total Unsecured Debt						$593	$176	$0.04%

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (11)	10.50%	12/22/2021	750,000	735	758	0.18%
Revalize, Inc.	(4) (11)	11.00%	12/14/2021	1,500	1,470	1,525	0.36
Skykick, Inc.	(4) (11)		08/31/2021	23,665	225	232	0.05
Total Preferred Equity					2,430	2,515	0.59
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)		7/12/2021	5,196	520	479	0.11
BP Purchaser, LLC	(4) (11)		12/10/2021	1,233,333	1,233	1,233	0.29
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)		3/1/2021	53,339	137	177	0.04
Encore Holdings, LLC	(4) (11)		11/23/2021	478	55	55	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)		11/16/2020	500	50	145	0.03
PCX Holding Corp.	(4) (11)		04/22/2021	1,154	115	193	0.05
Pritchard Industries, Inc.	(4) (11)		10/13/2021	300,000	300	300	0.07
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)		12/20/2021	500,000	500	500	0.12
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)		06/29/2021	1,500	150	175	0.04
Suveto Buyer, LLC	(4) (9) (11)		11/19/2021	3,000	300	482	0.11
Total Common Equity					3,360	3,739	0.87
Total Other Securities					6,383	6,430	1.50%
Total Portfolio Investments					939,210	941,649	220.06%

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022. As of March 31, 2022, the reference rates for our variable rate loans were the 30-day L at 0.45%, 90-day L at 0.97%, the 180-day L at 1.47%, 30-day S at 0.16%, 90-day S at 0.09%, and the P at 3.50%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022 non-qualifying assets represented 7.16% of total assets as calculated in accordance with regulatory requirements.

(10)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(11)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of March 31, 2022, the aggregate fair value of these securities is $6,254 or 1.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)	Investment was on non-accrual status as of March 31, 2022.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	1.00%	Delayed Draw Term Loan	01/05/2023	$2,382	$(86)
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	1,200	(44)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/08/2022	1,500	—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	360	—
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	(13)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	900	(9)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	01/05/2023	3,700	—
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,117	(21)
Assembly Intermediate, LLC	0.50%	Delayed Draw Term Loan	10/19/2023	1,689	(10)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	889	(5)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(4)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	—

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	$1,153	$—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	944	(16)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	870	(15)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	378	(6)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	10/01/2023	815	—
Citrin Cooperman Advisors, LLC	0.50%	Revolver	10/01/2027	4,500	—
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(80)
Cordeagle US Finco, Inc.	1.25%	Revolver	07/30/2027	1,200	(23)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	392	(4)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	1,583	—
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	15,404	(304)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(53)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	5,000	(93)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	2,000	(37)
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/28/2022	2,250	—
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,125	—
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	3,373	(55)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,157	(19)
Foundation Risk Partners, Corp.	1.00%	Delayed Draw Term Loan	10/29/2023	725	(10)
Foundation Risk Partners, Corp.	0.50%	Revolver	10/29/2027	1,959	(27)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	1,680	(38)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	880	(20)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(33)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	1,816	(34)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(5)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	703	(10)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	4,643	(8)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	136	—
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	10/16/2026	1,416	(14)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Home Services	0.50%	Delayed Draw Term Loan	08/10/2023	2,500	—
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	7,010	(20)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(2)
High Street Buyer, Inc.	0.50%	Revolver	04/15/2027	915	(15)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	02/03/2023	1,310	(7)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	1,167	(1)

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	02/01/2023	$2,578	$(35)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	10/19/2023	848	(15)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	114	(2)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	1,350	(15)
Lightspeed Solution,LLC	0.50%	Delayed Draw Term Loan	03/01/2024	1,220	(12)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	534	(5)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	3,186	(5)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	(1)
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	07/01/2023	679	(12)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	1,029	(18)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	3,000	(15)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	11,236	(34)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	951	(3)
Oakbridge Insurance Agency LLC	1.00%	Delayed Draw Term Loan	03/31/2024	1,379	(10)
Oakbridge Insurance Agency LLC	0.50%	Revolver	12/31/2026	40	(1)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	906	(4)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(6)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	793	—
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	10/01/2027	347	(3)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	—
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	1,734	(32)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	3,175	(53)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	952	(16)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,307	(29)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	710	(9)
Revalize, Inc.	1.00%	Revolver	04/15/2027	27	—
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	01/02/2023	5,176	(108)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	5,392	(22)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(9)
Skykick, Inc.	0.50%	Delayed Draw Term Loan	03/01/2023	1,125	(30)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,071	(11)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(5)
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	11/01/2022	9,750	(264)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,250	(6)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	01/02/2029	525	(8)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	5,605	(77)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(14)

SL Investment Corp.
Consolidated Schedule of Investments
March 31, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	$2,178	$(19)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	500	(4)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	469	(7)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(87)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	710	(16)
Tamarack Intermediate, LLC	1.00%	Revolver	3/13/02028	900	(18)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	02/30/2023	2,396	(44)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	680	(12)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	1,714	(34)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	429	(6)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	01/15/2023	690	(10)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	915	(2)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	915	(2)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	450	(7)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	375	(5)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	1,459	(29)
Vardiman Black Holdings, LLC	0.50%	Delayed Draw Term Loan	03/18/2024	2,587	(13)
Vehlo Purchaser, LLC	1.00%	Delayed Draw Term Loan	08/27/2023	4,958	(39)
Vehlo Purchaser, LLC	0.50%	Revolver	08/27/2027	2,000	(16)
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	617	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	775	—
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	12/28/2022	2,082	(29)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	637	(9)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	897	(18)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	850	—
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	1,150	—
Total First Lien Debt Unfunded Commitments				$207,200	$(2,456)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	$87	$(2)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	1,500	—
Total Second Lien Debt Unfunded Commitments				$1,587	$(2)
Total Unfunded Commitments				$208,787	$(2,458)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	6.00%	12/22/2026	12,233	$11,972	$11,930	2.78%
Jonathan Acquisition Company	(4) (6) (12)	L + 5.00%	6.00%	12/22/2025	618	580	570	0.13
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.25%	04/22/2027	7,893	7,821	7,893	1.84
PCX Holding Corp.	(4) (5) (6) (12)	L + 6.25%	7.25%	04/22/2027	3,165	3,132	3,165	0.74
PCX Holding Corp.	(4) (6) (12)	L + 6.25%	7.25%	04/22/2027	—	(7)	—	—
Two Six Labs, LLC	(4) (5) (7)	L + 5.50%	6.25%	08/20/2027	4,744	4,654	4,697	1.09
Two Six Labs, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/20/2027	—	(17)	(18)	—
Two Six Labs, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/20/2027	—	(17)	(9)	—
						28,118	28,228	6.57
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	L + 5.00%	6.00%	12/30/2026	13,150	13,020	13,020	3.03
Omni Intermediate Holdings, LLC	(4) (6) (12)	L + 5.00%	6.00%	12/30/2026	1,479	1,456	1,456	0.34
Omni Intermediate Holdings, LLC	(4) (6) (12)	L + 5.00%	6.00%	12/30/2025	330	317	317	0.07
						14,793	14,793	3.44
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	6.50%	06/29/2028	10,239	10,094	10,120	2.35
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (12)	L + 5.75%	6.50%	06/29/2028	929	902	896	0.21
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (12)	L + 5.75%	6.50%	06/29/2027	—	(5)	(4)	—
Sonny’s Enterprises, Inc.	(4) (5) (6)	L + 5.50%	6.50%	08/05/2026	3,250	3,187	3,187	0.74
Sonny’s Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	08/05/2026	1,805	1,774	1,774	0.41
Sonny’s Enterprises, Inc.	(4) (5) (6) (12)	L + 6.75%	7.75%	08/05/2026	4,816	4,734	4,734	1.10
Sonny’s Enterprises, Inc.	(4) (6) (12)	L + 5.50%	6.50%	08/05/2026	—	(188)	(188)	(0.04)
						20,498	20,519	4.77
Automobiles
ARI Network Services, Inc.	(4) (5) (6)	L + 6.50%	7.50%	02/28/2025	8,978	8,818	8,907	2.07
ARI Network Services, Inc.	(4) (5) (6) (12)	L + 6.50%	7.50%	02/28/2025	1,572	1,544	1,560	0.36
ARI Network Services, Inc.	(4) (6) (12)	L + 6.50%	7.50%	02/28/2025	571	549	561	0.13
Summit Buyer, LLC	(4) (5) (6)	L + 5.00%	6.00%	01/14/2026	9,576	9,396	9,500	2.21
Summit Buyer, LLC	(4) (6) (12)	L + 5.00%	6.00%	01/14/2026	8,094	7,893	7,984	1.86
Summit Buyer, LLC	(4) (6) (12)	L + 5.00%	6.00%	01/14/2026	—	(18)	(8)	—
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/02/2025	16,425	16,132	16,104	3.75
Turbo Buyer, Inc.	(4) (6) (12)	L + 6.00%	7.00%	12/02/2025	810	787	781	0.18
Vehlo Purchaser, LLC	(4) (5) (7)	L + 5.00%	5.75%	08/27/2027	11,638	11,416	11,454	2.67
Vehlo Purchaser, LLC	(4) (7) (12)	L + 5.00%	5.75%	08/27/2027	3,375	3,263	3,243	0.75

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(4) (7) (12)	L + 5.00%	5.75%	08/27/2027	500	$453	$461	0.11%
						60,233	60,547	14.09
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/27/2027	6,476	6,417	6,416	1.49
GraphPad Software, LLC	(4) (6) (12)	L + 6.00%	7.00%	04/27/2027	—	(7)	(7)	—
						6,410	6,409	1.49
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	5.75%	12/23/2026	7,462	7,339	7,369	1.71
365 Retail Markets, LLC	(4) (6) (12)	L + 4.75%	5.75%	12/23/2026	—	(15)	(15)	—
365 Retail Markets, LLC	(4) (6) (12)	L + 4.75%	5.75%	12/23/2026	343	323	328	0.08
Capstone Acquisition Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/12/2027	6,920	6,866	6,920	1.61
Capstone Acquisition Holdings, Inc.	(4) (6) (12)	L + 4.75%	5.75%	11/12/2027	387	381	387	0.09
Encore Holdings, LLC	(4) (5) (7)	L + 4.50%	5.25%	11/23/2028	9,341	9,180	9,180	2.14
Encore Holdings, LLC	(4) (7) (12)	L + 4.50%	5.25%	11/23/2028	2,560	2,383	2,383	0.55
Encore Holdings, LLC	(4) (7) (12)	L + 4.50%	5.25%	11/23/2027	—	(46)	(46)	(0.01)
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	6.25%	12/17/2028	23,000	22,542	22,542	5.25
FLS Holding, Inc.	(4) (6) (9) (12)	L + 5.25%	6.25%	12/17/2028	—	(50)	(50)	(0.01)
FLS Holding, Inc.	(4) (6) (9) (12)	L + 5.25%	6.25%	12/17/2027	—	(40)	(40)	(0.01)
KWOR Acquisition, Inc.	(4) (5) (7)	L + 5.25%	6.00%	12/22/2028	878	865	865	0.20
KWOR Acquisition, Inc.	(4) (12)	P + 4.25%	7.50%	12/22/2027	12	10	10	—
MHE Intermediate Holdings, LLC	(4) (5) (6)	L + 5.75%	6.75%	07/21/2027	12,291	12,060	12,168	2.83
MHE Intermediate Holdings, LLC	(4) (6) (12)	L + 5.75%	6.75%	07/21/2027	926	902	910	0.21
MHE Intermediate Holdings, LLC	(4) (6) (12)	L + 5.75%	6.75%	07/21/2027	—	(20)	(11)	—
PDFTron US Acquisition Corp.	(4) (5) (6) (9)	L + 5.50%	6.50%	07/15/2027	13,167	12,954	12,812	2.98
PDFTron US Acquisition Corp.	(4) (5) (6) (9) (12)	L + 5.50%	6.50%	07/15/2027	2,640	2,590	2,527	0.59
PDFTron US Acquisition Corp.	(4) (6) (9) (12)	L + 5.50%	6.50%	07/15/2026	—	(60)	(89)	(0.02)
Pritchard Industries, LLC	(4) (5) (7)	L + 5.50%	6.25%	10/13/2027	11,053	10,838	10,838	2.52
Pritchard Industries, LLC	(4) (7) (12)	L + 5.50%	6.25%	10/13/2027	—	(25)	(25)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L + 5.50%	6.25%	12/20/2028	15,873	15,557	15,557	3.62
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L + 5.50%	6.25%	12/20/2028	—	(32)	(32)	(0.01)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L + 5.50%	6.25%	12/20/2028	—	(19)	(19)	—
Sherlock Buyer Corp.	(4) (5) (7)	L + 5.75%	6.50%	12/08/2028	18,694	18,323	18,323	4.26
Sherlock Buyer Corp.	(4) (7) (12)	L + 5.75%	6.50%	12/08/2028	—	(53)	(53)	(0.01)
Sherlock Buyer Corp.	(4) (7) (12)	L + 5.75%	6.50%	12/08/2027	—	(43)	(43)	(0.01)
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	6.75%	11/30/2026	2,931	2,881	2,881	0.67
Sweep Purchaser, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	11/30/2026	1,676	1,648	1,648	0.38

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(4) (12)	P + 4.75%	8.00%	11/30/2026	150	$142	$142	0.03%
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	6.50%	01/07/2027	12,766	12,544	12,766	2.97
Valcourt Holdings II, LLC	(4) (6) (12)	L + 5.50%	6.50%	01/07/2027	840	802	840	0.20
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	5.50%	11/02/2026	5,471	5,425	5,471	1.27
Vessco Midco Holdings, LLC	(4) (6) (12)	L + 4.50%	5.50%	11/02/2026	2,943	2,914	2,943	0.68
Vessco Midco Holdings, LLC	(4) (12)	P + 3.50%	6.75%	10/18/2026	40	33	40	0.01
VRC Companies, LLC	(4) (5) (7)	L + 5.50%	6.25%	06/29/2027	21,144	20,848	20,966	4.88
VRC Companies, LLC	(4) (5) (7) (12)	L + 5.50%	6.25%	06/29/2027	1,398	1,349	1,369	0.32
VRC Companies, LLC	(4) (7) (12)	L + 5.50%	6.25%	06/29/2027	—	(10)	(6)	—
						171,286	171,756	39.97
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L + 5.50%	6.25%	10/19/2028	14,810	14,521	14,521	3.38
KPSKY Acquisition, Inc.	(4) (12)	P + 4.50%	7.75%	10/19/2028	846	821	821	0.19
						15,342	15,342	3.57
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L + 5.50%	6.25%	12/10/2028	23,664	23,194	23,194	5.40
Fortis Solutions Group, LLC	(4) (5) (7)	L + 5.50%	6.25%	10/13/2028	8,327	8,165	8,165	1.90
Fortis Solutions Group, LLC	(4) (7) (12)	L + 5.50%	6.25%	10/13/2028	—	(33)	(33)	(0.01)
Fortis Solutions Group, LLC	(4) (7) (12)	L + 5.50%	6.25%	10/15/2027	—	(22)	(22)	(0.01)
						31,304	31,304	7.28
Distributors
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	6.25%	11/01/2028	9,200	9,109	9,109	2.12
PT Intermediate Holdings III, LLC	(4) (7) (12)	L + 5.50%	6.25%	11/01/2028	6,095	6,035	6,035	1.40
						15,144	15,144	3.52
Diversified Consumer Services
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	10/16/2023	3,478	3,454	3,478	0.81
Mammoth Holdings, LLC	(4) (5) (6) (12)	L + 6.00%	7.00%	10/16/2023	12,368	12,253	12,368	2.88
Mammoth Holdings, LLC	(4) (6) (12)	L + 6.00%	7.00%	10/16/2023	—	(3)	—	—
						15,704	15,846	3.69
Diversified Financial Services
SitusAMC Holdings Corporation	(4) (5) (7)	L + 5.75%	6.50%	12/22/2027	7,200	7,128	7,128	1.66
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 6.25%; 1.00% PIK	8.25%	12/18/2025	3,716	3,655	3,343	0.78
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	7.00%	07/12/2027	4,489	4,405	4,489	1.04

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	07/09/2026	6,843	$6,700	$6,843	1.59%
Bearcat Buyer, Inc.	(4) (6) (12)	L + 4.75%	5.75%	07/09/2026	6,262	6,122	6,262	1.46
DCA Investment Holdings, LLC	(4) (5) (7)	L + 6.25%	7.00%	03/12/2027	4,790	4,726	4,790	1.11
DCA Investment Holdings, LLC	(4) (7) (12)	L + 6.25%	7.00%	03/12/2027	462	451	462	0.11
Heartland Veterinary Partners, LLC	(4) (5) (6)	L + 4.75%	5.75%	12/10/2026	3,914	3,876	3,876	0.90
Heartland Veterinary Partners, LLC	(4) (6) (12)	L + 4.75%	5.75%	12/10/2026	881	795	795	0.19
Heartland Veterinary Partners, LLC	(4) (6) (12)	L + 4.75%	5.75%	12/10/2026	—	(7)	(7)	—
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.00%	09/01/2027	3,928	3,853	3,835	0.89
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	L + 6.00%	7.00%	09/01/2027	359	339	319	0.07
Suveto Buyer, LLC	(4) (7) (12)	L + 4.25%	5.00%	09/09/2027	3,323	3,274	3,259	0.76
Suveto Buyer, LLC	(4) (12)	P + 3.25%	6.50%	09/09/2027	253	248	248	0.06
						30,377	30,682	7.14
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.75%	6.75%	02/03/2026	4,266	4,168	4,077	0.95
Lightspeed Buyer, Inc.	(4) (5) (6) (12)	L + 5.75%	6.75%	02/03/2026	3,109	3,019	2,911	0.68
						7,187	6,988	1.63
Insurance
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.75%	6.50%	10/29/2028	18,553	18,280	18,280	4.25
Foundation Risk Partners, Corp.	(4) (7) (12)	L + 5.75%	6.50%	10/29/2028	2,305	2,258	2,258	0.53
Foundation Risk Partners, Corp.	(4) (7) (12)	L + 5.75%	6.50%	10/29/2027	—	(29)	(29)	(0.01)
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	6.00%	09/29/2028	11,452	11,230	11,254	2.62
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	6.00%	09/29/2028	790	757	744	0.17
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	6.00%	09/30/2027	—	(17)	(15)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.50%	6.25%	11/25/2026	4,853	4,791	4,804	1.12
Higginbotham Insurance Agency, Inc.	(4) (5) (7) (12)	L + 5.50%	6.25%	11/25/2026	1,370	1,352	1,356	0.32
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/14/2028	4,326	4,246	4,326	1.01
High Street Buyer, Inc.	(4) (5) (7) (12)	L + 6.00%	6.75%	04/14/2028	15,916	15,601	15,916	3.70
High Street Buyer, Inc.	(4) (7) (12)	L + 6.00%	6.75%	04/16/2027	—	(16)	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	08/27/2025	24,849	24,545	24,478	5.70
Integrity Marketing Acquisition, LLC	(4) (7) (12)	L + 5.50%	6.25%	08/27/2025	6,172	6,078	6,060	1.41
Keystone Agency Investors	(4) (5) (6)	L + 5.50%	6.50%	05/03/2027	2,003	1,974	1,974	0.46
Keystone Agency Investors	(4) (6) (12)	L + 5.50%	6.50%	05/03/2027	—	(38)	(38)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	6.75%	11/01/2028	7,488	7,415	7,415	1.73
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L + 6.00%	6.75%	11/01/2028	1,430	1,413	1,413	0.33
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L + 6.00%	6.75%	11/01/2027	—	(3)	(3)	—
RSC Acquisition, Inc.	(4) (5) (7)	L + 5.50%	6.25%	10/30/2026	1,281	1,269	1,269	0.30

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
RSC Acquisition, Inc.	(4) (7) (12)	L + 5.50%	6.25%	10/30/2026	3,844	$3,753	$3,753	0.87%
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	04/01/2026	15,078	14,726	14,782	3.44
World Insurance Associates, LLC	(4) (5) (6) (12)	L + 5.75%	6.75%	04/01/2026	11,772	11,538	11,539	2.69
World Insurance Associates, LLC	(4) (6) (12)	L + 5.75%	6.75%	04/01/2026	73	56	54	0.01
						131,179	131,590	30.62
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	L + 5.50%	6.50%	10/30/2026	9,537	9,366	9,502	2.21
FMG Suite Holdings, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	10/30/2026	—	(39)	(8)	—
FMG Suite Holdings, LLC	(4) (5) (6) (12)	L + 5.50%	6.50%	10/30/2026	—	(20)	(4)	—
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2026	11,434	11,268	11,320	2.63
MSM Acquisitions, Inc.	(4) (6) (12)	L + 6.00%	7.00%	12/09/2026	3,261	3,151	3,114	0.72
MSM Acquisitions, Inc.	(4) (12)	P + 5.00%	8.25%	12/09/2026	122	100	109	0.03
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.50%	05/08/2028	11,940	11,719	11,830	2.75
Triple Lift, Inc.	(4) (7) (12)	L + 5.75%	6.50%	05/08/2028	—	(31)	(16)	—
						35,514	35,847	8.34
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.00%	05/08/2028	7,463	7,324	7,313	1.70
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/29/2026	6,188	6,079	6,188	1.44
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	6.25%	08/04/2027	17,212	16,806	16,806	3.91
Govbrands Intermediate, Inc.	(4) (7) (12)	L + 5.50%	6.25%	08/04/2027	3,882	3,769	3,769	0.88
Govbrands Intermediate, Inc.	(4) (7) (12)	L + 5.50%	6.25%	08/04/2027	—	(42)	(42)	(0.01)
Syntax Systems Ltd	(4) (5) (7) (9)	L + 5.50%	6.25%	10/29/2028	15,348	15,197	15,197	3.54
Syntax Systems Ltd	(4) (7) (9) (12)	L + 5.50%	6.25%	10/29/2028	—	(39)	(39)	(0.01)
Syntax Systems Ltd	(4) (7) (9) (12)	L + 5.50%	6.25%	10/29/2026	701	686	686	0.16
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	7.00%	01/22/2027	7,318	7,188	7,188	1.67
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6) (12)	L + 6.00%	7.00%	01/22/2027	3,078	2,976	2,976	0.69
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (12)	L + 6.00%	7.00%	01/22/2027	—	(12)	(12)	—
Upstack Holdco, Inc.	(4) (5) (6)	L + 6.00%	7.00%	08/20/2027	4,219	4,118	4,129	0.96
Upstack Holdco, Inc.	(4) (6) (12)	L + 6.00%	7.00%	08/20/2027	1,425	1,401	1,385	0.32
Upstack Holdco, Inc.	(4) (6) (12)	L + 6.00%	7.00%	08/20/2027	—	(10)	(8)	—
						65,441	65,536	15.25
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2026	19,884	19,681	19,884	4.63
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6) (12)	L + 5.00%	6.00%	11/16/2026	1,697	1,677	1,697	0.39
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	L + 5.00%	6.00%	11/16/2026	1,017	998	1,017	0.24
						22,356	22,598	5.26

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Machinery
Answer Target Holdco, LLC	(4) (5) (6)	L + 6.00%	7.00%	12/30/2026	13,000	$12,740	$12,740	2.96%
Answer Target Holdco, LLC	(4) (6) (12)	L + 6.00%	7.00%	12/30/2026	—	(20)	(20)	—
						12,720	12,720	2.96
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	12/22/2027	10,804	10,659	10,804	2.51
AWP Group Holdings, Inc.	(4) (5) (6) (12)	L + 4.75%	5.75%	12/22/2027	1,575	1,542	1,575	0.37
AWP Group Holdings, Inc.	(4) (6) (12)	L + 4.75%	5.75%	12/22/2026	521	498	521	0.12
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	L + 4.75%	5.75%	06/26/2026	3,759	3,694	3,759	0.87
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	L + 4.75%	5.75%	06/26/2025	323	312	323	0.08
						16,705	16,982	3.95

Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/10/2027	8,060	7,898	8,060	1.88
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	7.25%	03/10/2027	—	(14)	—	—
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	7.25%	03/10/2027	90	78	90	0.02
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	5.75%	10/01/2027	8,647	8,480	8,480	1.97
Citrin Cooperman Advisors, LLC	(4) (7) (12)	L + 5.00%	5.75%	10/01/2027	—	(36)	(36)	(0.01)
Citrin Cooperman Advisors, LLC	(4) (7) (12)	L + 5.00%	5.75%	10/01/2027	—	(201)	(201)	(0.05)
IQN Holding Corp., dba Beeline	(4) (5) (6)	L + 5.50%	6.50%	08/20/2024	18,526	18,443	18,526	4.31
						34,648	34,919	8.13
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	6,794	6,731	6,794	1.58
Associations, Inc.	(4) (5) (6) (12)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	1,167	1,156	1,167	0.27
Associations, Inc.	(4) (5) (6) (12)	L + 6.50%	7.50%	07/02/2027	4,794	4,750	4,794	1.12
Associations, Inc.	(4) (6) (12)	L + 6.50%	7.50%	07/02/2027	—	(7)	—	—
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.50%	07/01/2027	10,500	10,304	10,500	2.44
Zarya Intermediate, LLC	(4) (5) (6) (12)	L + 6.50%	7.50%	07/01/2027	8,250	8,093	8,250	1.92
Zarya Intermediate, LLC	(4) (6) (12)	L + 6.50%	7.50%	07/01/2027	—	(37)	—	—
						30,990	31,505	7.33
Software
Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.00%	04/12/2027	6,000	5,919	5,853	1.36
Alert Media, Inc.	(4) (6) (12)	L + 5.00%	6.00%	04/10/2026	—	(10)	(18)	—
Appfire Technologies, LLC	(4) (6)	L + 5.50%	6.50%	03/09/2027	1,998	1,990	1,998	0.46
Appfire Technologies, LLC	(4) (6) (12)	L + 5.50%	6.50%	03/09/2027	—	(26)	—	—

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Assembly Intermediate, LLC	(4) (5) (6)	L + 7.00%	8.00%	10/19/2027	8,889	$8,716	$8,716	2.03%
Assembly Intermediate, LLC	(4) (6) (12)	L + 7.00%	8.00%	10/19/2027	533	507	507	0.12
Assembly Intermediate, LLC	(4) (6) (12)	L + 7.00%	8.00%	10/19/2027	—	(17)	(17)	—
CLEO Communications Holding, LLC	(4) (5) (6)	L + 6.75%	7.75%	06/09/2027	17,142	16,983	16,871	3.93
CLEO Communications Holding, LLC	(4) (6) (12)	L + 6.75%	7.75%	06/09/2027	—	(49)	(85)	(0.02)
Cordeagle US Finco, Inc.	(4) (5) (6) (9)	L + 6.75%	7.75%	07/30/2027	7,800	7,653	7,800	1.82
Cordeagle US Finco, Inc.	(4) (6) (9) (12)	L + 6.75%	7.75%	07/30/2027	—	(22)	—	—
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	05/22/2026	25,933	25,720	25,804	6.00
GS AcquisitionCo, Inc.	(4) (6) (12)	L + 5.75%	6.75%	05/22/2026	—	(11)	(23)	(0.01)
GS AcquisitionCo, Inc.	(4) (6) (12)	L + 5.75%	6.75%	05/22/2026	431	421	426	0.10
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.00%	12/19/2023	4,408	4,380	4,408	1.03
Gurobi Optimization, LLC	(4) (6) (12)	L + 5.00%	6.00%	12/19/2023	—	(3)	—	—
Pound Bidco, Inc.	(4) (5) (6) (9)	L + 6.50%	7.50%	01/30/2026	3,004	2,951	2,951	0.69
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	L + 6.50%	7.50%	01/30/2026	—	(6)	(6)	—
Revalize, Inc.	(4) (5) (6) (12)	L + 5.25%	6.25%	04/15/2027	8,719	8,652	8,625	2.01
Revalize, Inc.	(4) (6) (12)	L + 5.25%	6.25%	04/15/2027	—	(1)	(1)	—
Skykick, Inc.	(4) (5) (6)	L + 7.25%	8.25%	09/01/2027	2,700	2,635	2,635	0.61
Skykick, Inc.	(4) (6) (12)	L + 7.25%	8.25%	09/01/2027	—	(13)	(13)	—
Trunk Acquisition, Inc.	(4) (6)	L + 6.00%	7.00%	2/19/2027	4,571	4,526	4,526	1.05
Trunk Acquisition, Inc.	(4) (6) (12)	L + 6.00%	7.00%	2/19/2026	—	(4)	(4)	—
						90,891	90,953	21.17
Total First Lien Debt						$872,028	$875,168	203.66%

Second Lien Debt
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (8)	L + 7.00%	7.50%	03/02/2029	3,000	$2,988	$3,000	0.70%
Infinite Bidco, LLC	(4) (8) (12)	L + 7.00%	7.50%	03/02/2029	—	(3)	—	—
						2,985	3,000	0.70
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (6)	L + 8.00%	9.00%	12/10/2027	360	353	353	0.08
Heartland Veterinary Partners, LLC	(4) (6) (12)	L + 8.00%	9.00%	12/10/2027	53	52	52	0.01
						405	405	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (7)	L + 7.00%	7.75%	04/23/2027	1,050	1,050	1,050	0.24

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

IT Services
Idera, Inc.	(4) (7)	L + 6.75%	7.50%	03/02/2029	530	$526	$530	0.12%
Red Dawn SEI Buyer, Inc.	(4) (6) (12)	L + 8.50%	9.50%	11/20/2026	1,000	978	1,000	0.23
						1,504	1,530	0.36
Software
Flexera Software, LLC	(4) (6)	L + 7.00%	8.00%	03/03/2029	1,500	1,472	1,500	0.35
Total Second Lien Debt						$7,416	$7,485	1.74%

Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (9)	16.25% PIK		06/18/2026	600	$593	$450	0.10%
Total Unsecured Debt						$593	$450	0.10%

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (11)	10.50%	12/22/2021	750,000	$735	$735	0.17%
Revalize, Inc.	(4) (11)	11.00%	12/14/2021	1,500	1,470	1,470	0.34
Skykick, Inc.	(4) (11)		08/31/2021	23,665	225	229	0.05
Total Preferred Equity					2,430	2,434	0.57
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)		07/12/2021	5,196	519	479	0.11
BP Purchaser, LLC	(4) (11)		12/10/2021	1,233,333	1,234	1,234	0.29
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)		03/01/2021	53,339	137	177	0.04
Encore Holdings, LLC	(4) (11)		11/23/2021	478	55	55	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)		11/16/2020	500	50	138	0.03
PCX Holding Corp.	(4) (11)		04/22/2021	1,154	115	170	0.04
Pritchard Industries, Inc.	(4) (11)		10/13/2021	300,000	300	300	0.07
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)		12/20/2021	500,000	500	500	0.12
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)		06/29/2021	1,500	150	175	0.04
Suveto Buyer, LLC	(4) (9) (11)		11/19/2021	3,000	300	300	0.07
Total Common Equity					3,360	3,528	0.82
Total Other Securities					$6,383	$6,412	1.49%
Total Portfolio Investments					$885,827	$889,065	206.89%

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
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
(11)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $5,962 or 1.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
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

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
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

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
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

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
(In thousands, except shares and per share amounts)

Organization
SL Investment Corp. (the “Company”) is a non-diversified externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“SLIC SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with SLIC SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of the respective subsidiary's formation.

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures for annual, audited consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s board of directors (the “Board of Directors”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 for our framework for determining fair value, fair value hierarchies, and the composition of our portfolio.
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
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as other financing expenses.
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
For the three months ended March 31, 2022, the Company did not accrue any excise tax. For the three months ended March 31, 2021, the Company accrued $317 (dollar amount in actual) of U.S. federal excise tax.
New Accounting Standards
In March 2020, FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
On February 1, 2021, the Company entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Investment Adviser, which amended and restated the Company’s initial investment advisory agreement, dated as of September 24, 2020 (the “Prior Advisory Agreement”). No material terms changed in the Restated Advisory Agreement as compared to the Prior Advisory Agreement, including the Base Management Fee (as defined below).
The Company pays the Investment Adviser a fee for its services under the Prior Advisory Agreement and the Restated Advisory Agreement (the “Base Management Fee”). The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Restated Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf. The Investment Adviser is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management, at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. Capital Under Management does not include capital acquired through the use of leverage. The Base Management Fee is payable quarterly in arrears, and no management fee is charged on committed but undrawn capital commitments.
For the three months ended March 31, 2022 and March 31, 2021, $265 and $55, respectively, of Base Management Fee was accrued to the Investment Adviser. As of March 31, 2022 and December 31, 2021, $265 and $214, respectively, were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”), is the administrator of the Company. The Administrator and the Company initially entered into an administration agreement on September 24, 2020 (the “Prior Administration Agreement”). On February 1, 2021, the Company entered into the Restated Administration Agreement. No material terms changed in the Restated

Administration Agreement as compared to the Prior Administration Agreement. The Administrator is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
Pursuant to each of the Prior Administration Agreement and the Restated Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the applicable administration agreement. Reimbursement under the Prior Administration Agreement occurred and under the Restated Administration Agreement occurs quarterly in arrears.
For the three months ended March 31, 2022, the Company did not incur any expenses under the Restated Administration Agreement. For the three months ended March 31, 2021, the Company incurred $15 in expenses under the Prior Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations.
As of March 31, 2022 and December 31, 2021, $— and $24, respectively, was unpaid and included in payable to affiliates in the Consolidated Statements of Assets and Liabilities.
Expense Support and Waiver Agreement
On February 1, 2021, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company’s behalf within three years of October 9, 2020 (the “Initial Closing Date”).
For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $— and $129, respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then-issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).
(4) Investments
The composition of the Company’s investment portfolio as of March 31, 2022 and December 31, 2021 at cost and fair value was as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$925,405	$927,746	98.5%	$872,028	$875,168	98.5%
Second Lien Debt	7,422	7,473	0.8	7,416	7,485	0.8
Other Securities	6,383	6,430	0.7	6,383	6,412	0.7
Total	$939,210	$941,649	100.0%	$885,827	$889,065	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2022	December 31, 2021
Aerospace and Defense	3.2%	3.2%
Air Freight and Logistics	1.6	1.7
Auto Components	2.8	2.3
Automobiles	6.4	6.8
Biotechnology	0.7	0.7
Commercial Services & Supplies	17.7	19.4
Construction and Engineering	1.6	1.7
Containers & Packaging	3.4	3.7
Distributors	2.5	1.7
Diversified Consumer Services	2.1	1.8
Diversified Financial Services	1.2	0.8
Electronic Equipment, Instruments & Components	0.3	0.3
Food Products	0.4	0.4
Health Care Equipment & Supplies	0.5	0.5
Health Care Providers & Services	4.3	3.5
Health Care Technology	0.8	0.8
Industrial Conglomerates	0.1	0.1
Insurance Services	14.4	15.0
Interactive Media & Services	3.9	4.0
IT Services	7.2	7.6
Leisure Products	2.3	2.6
Machinery	1.4	1.4
Multi-Utilities	2.8	1.9
Professional Services	4.7	4.0
Real Estate Management & Development	3.4	3.5
Software	10.3	10.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$39,247	$38,969	4.1%	$34,273	$34,039	3.8%
United Kingdom	7,637	7,626	0.8	7,631	7,800	0.9
United States	892,326	895,054	95.1	843,923	847,226	95.3
Total	$939,210	$941,649	100.0%	$885,827	$889,065	100.0%
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
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Board of Directors undertakes a multi-step valuation process each quarter, as described below:
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following table presents the fair value hierarchy of the investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,731	$924,015	$927,746	$—	$7,313	$867,855	$875,168
Second Lien Debt	—	—	7,473	7,473	—	—	7,485	7,485
Other Securities	—	—	6,430	6,430	—	—	6,412	6,412
Total	$—	$3,731	$937,918	$941,649	$—	$7,313	$881,752	$889,065
During the three months ended March 31, 2022, there were no transfers of investments within the three-level hierarchy. During the three months ended March 31, 2021, $5,698 of portfolio investments transferred into Level 3 from Level 2 at fair value as of the beginning of the respective period in which the reclassification occurred, primarily due to decreased price transparency.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$867,855	$7,485	$6,412	$881,752
Purchases of investments	69,324	—	—	69,324
Proceeds from principal repayments and sales of investments	(13,265)	—	(8)	(13,273)
Accretion of discount/amortization of premium	714	6	—	720
Payment-in-kind	85	—	—	85
Net change in unrealized appreciation (depreciation)	(757)	(18)	18	(757)
Net realized gains (losses)	59	—	8	67
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$924,015	$7,473	$6,430	$937,918

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2022	$(696)	$(15)	$18	$(693)
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

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$924,015	Yield Analysis	Discount Rate	6.84%	15.47%	8.50%
Investments in second lien debt	7,473	Yield Analysis	Discount Rate	8.61%	11.75%	9.36%
Investments in other securities:
Unsecured debt	176	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	2,283	Income Approach	Discount Rate	11.68%	11.69%	11.68%
	232	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,739	Market Approach	EBITDA Multiple	8.10x	19.62x	14.38x
Total investments in other securities	6,430
Total investments	$937,918

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$867,855	Yield Analysis	Discount Rate	5.55%	12.44%	7.45%
Investments in second lien debt	7,485	Yield Analysis	Discount Rate	7.12%	9.90%	7.73%
Investments in other securities:
Unsecured debt	450	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	2,205	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
	229	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,528	Market Approach	EBITDA Multiple	8.10x	19.97x	14.43x
Total investments in other securities	6,412
Total investments	$881,752
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
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value.
Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at its carrying cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s credit facility is estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$522,400	$522,400	$503,400	$503,400
Total	$522,400	$522,400	$503,400	$503,400
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021 and November 24, 2021, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of March 31, 2022, of up to $750,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
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
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$3,242	$541
Facility unused commitment fees	466	215
Amortization of deferred financing costs	402	172
Total	$4,110	$928
Weighted average interest rate (excluding unused fees and financing costs)	2.59%	2.78%
Weighted average outstanding balance	$501,189	$77,876
During the three months ended March 31, 2022 and March 31, 2021, the Company borrowed $37,000 and $57,400, respectively, under the JPM Funding Facility. During the three months ended March 31, 2022 and March 31, 2021, the Company repaid $18,000 and repaid $5,000, respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$750,000	$522,400	$227,600	$750,000	$503,400	$246,600
Total	$750,000	$522,400	$227,600	$750,000	$503,400	$246,600
As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act. As of March 31, 2022 and December 31, 2021, the Company had $227,600 and $246,600, respectively, of available capacity under JPM Funding Facility (subject to borrowing base restrictions).
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
As of March 31, 2022, the Company had $208,787 of unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $226,110 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of March 31, 2022 and December 31, 2021, the Company had $652,320 and $652,320 in total capital commitments from common stockholders, of which $227,800 and $227,800 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	March 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$4,807	$(129)
Net investment income (loss)	11,480	23,178
Accumulated realized gain (loss)	64	357
Net unrealized appreciation (depreciation)	(799)	3,133
Dividends declared	(12,567)	(21,840)
Tax reclassifications to equity of holders of Common Stock	—	108
Net distributable earnings (accumulated losses), end of period	$2,985	$4,807
During the three months ended March 31, 2022, the Company did not issue capital drawdowns. The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
Total	1,113,310	$22.50
The Company’s weighted average number of shares outstanding for the three months ended March 31, 2022 was 20,244,075 shares. The Company’s weighted average number of shares outstanding for the three months ended March 31, 2021 was 4,121,667 shares.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
Total Distributions			$0.62	$12,551
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2021 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
Total Distributions			$0.20	$775
During the three months ended March 31, 2022, the Company accrued $16 of dividend to holders of the Series A Preferred Stock, none of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2021, we did not accrue dividend to holders of the Series A Preferred Stock.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$10,729	$3,134
Denominator - weighted average shares outstanding	20,244,075	4,121,667
Basic and diluted earnings per common share	$0.53	$0.76

(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$21.20	$19.84
Net investment income (loss)	0.57	0.31
Net unrealized and realized gain (loss)(2)	(0.04)	0.43
Net increase (decrease) in net assets resulting from operations	0.53	0.74
Dividends declared	(0.62)	(0.20)
Issuance of common stock	—	0.02
Total increase (decrease) in net assets	(0.09)	0.56
Net asset value, end of period	$21.11	$20.40
Common shares outstanding, end of period	20,244,075	4,987,574
Total return based on net asset value(3)	2.50%	2.81%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$427,381	$102,555
Weighted average common shares outstanding	20,244,075	4,121,667
Ratio of net expenses to average net assets(4)	4.55%	6.41%
Ratio of net investment income to average net assets(4)	10.77%	6.50%
Asset coverage ratio	181.73%	192.60%
Portfolio turnover rate	1.84%	0.36%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)
For the three months ended March 31, 2022 and March 31, 2021, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, if applicable.

(3)
Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share. For the three months ended March 31, 2022, excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 2.50%.

(4)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On May 9, 2022, the Company delivered a capital drawdown notice to its stockholders for an aggregate offering price of approximately $40.0 million. The sale of Common Stock is expected to close on May 16, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to SL Investment Corp. and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”), and its affiliates;
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
•our ability to maintain our qualification as a BDC and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Report.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of, or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and prospectively, alternative reference rates including the Secured Overnight Financing Rate, or SOFR).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
On September 18, 2020, the SEC granted our Adviser exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver described below;
•costs associated with our initial private offering;
•costs of any other offerings of our common stock, par value $0.001 per share (the “Common Stock”), preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) and other securities, if any;
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
•base management fee under the Restated Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Restated Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings or other financing arrangements;
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

PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of March 31, 2022, we had investments in 91 portfolio companies across 26 industries. Based on fair value as of March 31, 2022, more than 99.9% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate, which primarily are subject to an interest rate floor denoted in LIBOR or SOFR. Less than 0.1% of our debt portfolio at fair value had a fixed interest rate. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.9% as of March 31, 2022. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of March 31, 2022, our weighted average total yield of debt securities at amortized cost was 7.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022.
As of December 31, 2021, we had investments in 82 portfolio companies across 26 industries. Based on fair value as of December 31, 2021, 99.9% of our debt portfolio was invested in senior secured first lien debt bearing a floating interest rate, which primarily are subject to interest rate floors. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of debt securities at amortized cost was 7.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
Our portfolio as of March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$925,405	$927,746	98.5%	$872,028	$875,168	98.5%
Second Lien Debt	7,422	7,473	0.8	7,416	7,485	0.8
Other Securities	6,383	6,430	0.7	6,383	6,412	0.7
Total	$939,210	$941,649	100.0%	$885,827	$889,065	100.0%
Our investment activities for the three months ended March 31, 2022 and March 31, 2021 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2022	March 31, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$50,792	$141,123
Less: Syndications	—	—
Net New Investments Committed/Purchased	50,792	141,123
Investments, at Cost
Investments, beginning of period	885,827	108,117
New investments purchased	69,324	81,608
Net accretion of discount on investments	723	185
Payment-in-kind	85	21
Net realized gain (loss) on investments	64	—
Investments sold or repaid	(16,813)	(521)
Investments, end of period	939,210	189,410
Amount of investments funded, at principal
First lien debt investments	70,197	77,144
Second lien debt investments	—	6,030
Other securities(2)	—	875
Total	70,197	84,049
Amount of investments sold/fully repaid, at principal
First lien debt investments	10,907	—
Total	$10,907	$—
Weighted average yield on debt and income producing investments, at cost(3)	7.0%	7.1%
Weighted average yield on debt and income producing investments, at fair value(3)	7.0%	7.0%
Number of portfolio companies	91	35
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.7%
Percentage of debt investments bearing a fixed rate, at fair value(4)	0.0%	0.3%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus Prime/LIBOR/SOFR or interest rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)Less than 0.1%.
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
The distribution of our portfolio on the Internal Risk Rating System as of March 31, 2022 and March 31, 2021 is as follows:

	March 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$18,475	2.0%	1	$18,526	2.1%	1
Risk rating 2	919,788	97.6	89	870,539	97.9	81
Risk rating 3	3,386	0.4	1	—	—	—
Risk rating 4	—	—	—	—	—	—
	$941,649	100.0%	91	$889,065	100.0%	82

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Total investment income	$16,328	$2,732
Less: Net expenses	4,848	1,454
Net investment income (loss)	11,480	1,278
Excise tax expense	—	0
Net change in unrealized appreciation (depreciation)	(799)	1,872
Net realized gain (loss)	64	—
Net increase (decrease) in net assets resulting from operations	10,745	3,150
Preferred Stock dividend	(16)	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$10,729	$3,134
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment income:
Interest income	$15,754	$2,565
Payment-in-kind interest income	59	21
Dividend income	60	—
Other income	455	146
Total investment income	$16,328	$2,732
The increase in total investment income from $2,732 to $16,328 for the three months ended March 31, 2022 and March 31, 2021 was primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased from $191.4 million as of March 31, 2021 to $941.6 million as of March 31, 2022. As of such dates, all our senior secured debt investments were income-producing. The fair value of an unsecured debt investment on non-accrual status as of March 31, 2022 was $176.
Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022 and March 31, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the three months ended March 31, 2022 and March 31, 2021, respectively:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Expenses:
Interest and other financing expenses	$4,110	$928
Management fees	265	55
Organization and offering costs	—	129
Professional fees	278	181
Directors’ fees	51	50
Administrative service fees	—	15
General and other expenses	144	96
Total expenses	$4,848	$1,454
Excise tax expense(1)	—	—
(1) Excise tax expense incurred during the three months ended March 31, 2022 and March 31, 2021 was $— and $317 (dollar amount in actual), respectively.
For the three months ended March 31, 2022, total expenses were primarily comprised of interest expense and other financing expenses of $4,110, base management fees of $265, professional fees of $278, fees to independent directors of $51 and other expenses of $144.
For the three months ended March 31, 2021, total expenses were primarily comprised of interest expense of $928, base management fees of $55, administrative service expenses of $15, professional fees of $181, fees to independent directors of $50, organization and offering costs of $129 and other expenses of $96.
Interest expense and other financing expenses increased from $928 to $4,110 for the three months ended March 31, 2022 and March 31, 2021. The increase was primarily driven by approximately $501.2 million of average borrowings at an average effective interest rate of 2.59% during the three months ended March 31, 2022 as compared to approximately $77.9 million of average borrowings at an average effective interest rate of 2.78% for the three months ended March 31, 2021.
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
For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $0 and $129 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2022 and March 31, 2021, we have accrued $— and $317 (dollar amount in actual) of U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	March 31, 2022	March 31, 2021
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$64	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(799)	1,872
Net realized and unrealized gains (losses)	$(735)	$1,872

For the three months ended March 31, 2022 and March 31, 2021, net realized gain on our investments was $0.1 million and $— million, respectively, primarily driven by the sale of debt and equity investments in our investment portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended March 31, 2022, net change in unrealized loss on our investments of $0.8 million was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment in the broadly syndicated loan market. For the three months ended March 31, 2021, net change in unrealized gain on our investments of $1.9 million was primarily driven by the increases of valuations of our debt and equity investments in a tightening credit environment and generally strong portfolio company performance.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of March 31, 2022, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2022, we had approximately $19.0 million of cash, which taken together with our approximately $227.6 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $227.8 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term.
Equity
As of March 31, 2022, we had received aggregate capital commitments of approximately $652.3 million. During the three months ended March 31, 2022, we did not issue any capital calls to our stockholders.
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
Total	1,113,310	$22.50
Distributions
Common Stock
The following table summarizes our distributions declared and payable to holders of the Common Stock for the three months ended March 31, 2022 and March 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
Total Distributions			$0.62		$12,551

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	6.2%	$775
Total Distributions			$0.20		$775
(1) Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.
During the three months ended March 31, 2022, we accrued $12,551 of dividend to holders of our Common Stock, of which $12,551 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2021, a distribution of approximately $775 was declared on March 09, 2021.
Preferred Stock
For the three months ended March 31, 2022 and March 31, 2021, we accrued and paid $16 and $16 of dividend to holders of the Series A Preferred Stock, respectively.

Debt
Our outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$750,000	$522,400	$227,600	$750,000	$503,400	$246,600
Total	$750,000	$522,400	$227,600	$750,000	$503,400	$246,600

JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021 and November 24, 2021, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of March 31, 2022, of up to $750.0 million at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
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
During the three months ended March 31, 2022 and March 31, 2021, we borrowed $37.0 million and $57.4 million, respectively, and repaid $18.0 million and $5.0 million under the JPM Funding Facility, respectively. As of March 31, 2022 and December 31, 2021, we had $522.4 million and $503.4 million outstanding debt balance, and $227.6 million and $246.6 million of available capacity under the JPM Funding Facility, respectively (subject to borrowing base restrictions).
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
RECENT DEVELOPMENTS
Subsequent to March 31, 2022 through May 10, 2022, the Company has closed or the Investment Committee has committed/approved approximately $47.8 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $46.7 million were first lien senior secured loans and $1.1 million were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, and “Risk Factors” in Part II, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited financial statements if not defined herein):

•the Investment Advisory Agreement;

•the Administration Agreement; and
•the Expense Support and Waiver Agreement.
See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in the Form 10-K.
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
As of March 31, 2022, 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$26,524	$(15,672)	$10,852
Up 200 basis points	$17,244	$(10,448)	$6,796
Up 100 basis points	$7,965	$(5,224)	$2,741
Down 100 basis points	$(603)	$5,023	$4,420
Down 200 basis points	$(603)	$5,023	$4,420
Down 300 basis points	$(603)	$5,023	$4,420
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the period covered by this Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator, is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.
Item 1A. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2022, as part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
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

SL Investment Corp.
May 10, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

May 10, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)