Form 10-Q
period 2022-06-30
SL Investment Corp.
filed 2022-08-10
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01366
SL Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-3472615 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 10, 2022, there was no established public market for the registrant’s common stock.
As of August 10, 2022, the Registrant had 23,807,951 shares of common stock, $0.001 par value, outstanding.

SL Investment Corp.

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiaries (the "Company"), including the consolidated schedule of investments as of June 30, 2022, and the related consolidated statements of operations, changes in net assets for the three-month and six-month periods ended June 30, 2022, and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, NY
August 10, 2022

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $ 980,429 and $885,827 at June 30, 2022 and December 31, 2021, respectively)	$968,572	$889,065
Cash	45,060	20,232
Deferred financing costs	7,009	6,403
Subscription receivable	—	33,190
Interest and dividend receivable from non-controlled/non-affiliated investments	5,184	3,468
Receivable for investments sold/repaid	267	53
Prepaid expenses and other assets	61	97
Total assets	1,026,153	952,508

Liabilities
Debt	548,400	503,400
Payable for investments purchased	3,096	—
Payable to affiliates (Note 3)	749	1,363
Financing costs payable	2,441	2,226
Dividends payable	12,160	11,273
Management fees payable	278	214
Interest payable	4,639	2,416
Accrued expenses and other liabilities	1,210	1,892
Total liabilities	572,973	522,784

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 22,109,747 and 20,244,075 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	22	20
Paid-in capital in excess of par value of Common Stock	464,374	424,376
Net distributable earnings (accumulated losses)	(11,737)	4,807
Total net assets	453,180	429,724
Total liabilities and net assets	$1,026,153	$952,508
Net asset value per common share	$20.47	$21.20

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,446	$5,075	$33,200	$7,640
Payment-in-kind interest income	60	22	119	43
Dividend income	66	—	126	—
Other income	437	858	892	1,004
Total investment income	18,009	5,955	34,337	8,687

Expenses:
Interest expense and other financing expenses	5,540	1,401	9,650	2,329
Management fees	278	84	543	139
Organization and offering costs	—	52	—	181
Professional fees	238	213	516	394
Directors’ fees	52	51	103	101
Administrative service fees	—	1	—	16
General and other expenses	302	147	446	243
Total expenses	6,410	1,949	11,258	3,403
Net investment income (loss) before taxes	11,599	4,006	23,079	5,284
Excise tax expense	—	—	—	—
Net investment income (loss) after taxes	11,599	4,006	23,079	5,284

Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss) from non-controlled/non-affiliated investments:	151	—	215	—
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments:	(14,296)	1,481	(15,095)	3,353
Net realized and unrealized gains (losses)	(14,145)	1,481	(14,880)	3,353
Net increase (decrease) in net assets resulting from operations	(2,546)	5,487	8,199	8,637
Preferred Stock dividend	(16)	(15)	(32)	(31)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$(2,562)	$5,472	$8,167	$8,606
Per common share information—basic and diluted
Net investment income (loss) per common share:	$0.55	$0.66	$1.11	$1.04
Earnings per common share:	$(0.12)	$0.90	$0.39	$1.69
Weighted average common shares outstanding (Note 9):	21,248,667	6,058,001	20,749,146	5,095,183

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net assets at beginning of period	$427,902	$102,255	$429,724	$77,396
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	11,599	4,006	23,079	5,284
Net realized gain (loss)	151	—	215	—
Net change in unrealized appreciation (depreciation)	(14,296)	1,481	(15,095)	3,353
Net increase (decrease) in net assets resulting from operations	(2,546)	5,487	8,199	8,637

Capital transactions:
Issuance of Common Stock	40,000	70,000	40,000	92,500
Dividends declared on Preferred Stock and Common Stock (Note 8)	(12,176)	(3,482)	(24,743)	(4,273)
Net increase (decrease) in net assets resulting from capital transactions	27,824	66,518	15,257	88,227
Total increase (decrease) in net assets	25,278	72,005	23,456	96,864
Net assets at end of period	$453,180	$174,260	$453,180	$174,260

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,199	$8,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	15,095	(3,353)
Net realized (gain) loss on investments	(215)	—
Net accretion of discount and amortization of premium on investments	(1,929)	(611)
Payment-in-kind interest and dividend capitalized	(238)	(43)
Amortization of deferred financing costs	762	345
Amortization of deferred offering costs	—	39
Purchases of investments and change in payable for investments purchased	(157,748)	(258,270)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	68,409	12,162
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,716)	(1,514)
(Increase) decrease in prepaid expenses and other assets	36	50
(Decrease) increase in payable to affiliates	(614)	580
(Decrease) increase in management fee payable	64	57
(Decrease) increase in interest payable	2,223	958
(Decrease) increase in accrued expenses and other liabilities	(681)	514
Net cash provided by (used in) operating activities	(68,353)	(240,449)

Cash flows from financing activities:
Borrowings on debt	125,000	181,400
Repayments on debt	(80,000)	(32,000)
Proceeds from issuance of Common Stock	73,190	92,500
Deferred financing costs paid	(1,153)	(980)
Dividends paid in cash	(23,856)	(889)
Net cash provided by (used in) financing activities	93,181	240,031
Net increase (decrease) in cash	24,828	(418)
Cash, beginning of period	20,232	25,877
Cash, end of period	$45,060	$25,459

Supplemental information and non-cash activities:
Excise tax paid	$45	$—
Interest expense paid	$5,531	$665
Accrued but unpaid dividends	$12,160	$3,467
Accrued but unpaid deferred financing costs	$661	$500

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	7.25%	12/22/2026	12,171	$11,934	$11,991	2.65%
Jonathan Acquisition Company	(4) (6) (14)	L + 5.00%	7.25%	12/22/2025	1,304	1,271	1,276	0.28
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	8.50%	04/22/2027	7,853	7,788	7,657	1.69
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	8.50%	04/22/2027	3,941	3,854	3,743	0.83
PCX Holding Corp.	(4) (5) (6) (14)	L + 6.25%	8.50%	04/22/2027	106	100	86	0.02
Two Six Labs, LLC	(4) (5) (7)	L + 5.50%	6.25%	08/20/2027	4,720	4,637	4,609	1.02
Two Six Labs, LLC	(4) (7) (14)	L + 5.50%	6.25%	08/20/2027	912	888	869	0.19
Two Six Labs, LLC	(4) (7) (14)	L + 5.50%	6.25%	08/20/2027	—	(16)	(22)	—
						30,456	30,209	6.67
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6) (9)	L + 5.00%	7.10%	12/30/2026	14,644	14,512	14,352	3.17
Omni Intermediate Holdings, LLC	(4) (5) (6) (9) (14)	L + 5.00%	7.10%	12/30/2026	657	643	625	0.14
Omni Intermediate Holdings, LLC	(4) (6) (14)	L + 5.00%	7.10%	12/30/2025	—	(13)	(27)	(0.01)
						15,142	14,950	3.30
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	8.00%	06/29/2028	10,187	10,053	9,691	2.14
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (14)	L + 5.75%	8.00%	06/29/2028	1,419	1,391	1,282	0.28
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (14)	L + 5.75%	8.00%	06/29/2027	—	(5)	(19)	—
Continental Battery Company	(4) (5) (6)	L + 6.75%	7.75%	01/20/2027	6,219	6,103	5,971	1.32
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 5.50%	6.50%	08/05/2026	5,030	4,945	4,834	1.07
Sonny's Enterprises, Inc.	(4) (5) (6) (14)	L + 6.75%	7.75%	08/05/2026	4,792	4,550	4,228	0.93
						27,037	25,987	5.73
Automobiles
ARI Network Services, Inc.	(4) (5)	S + 5.50%	6.88%	02/28/2025	8,931	8,797	8,733	1.93
ARI Network Services, Inc.	(4) (5)	S + 5.50%	6.88%	02/28/2025	1,564	1,540	1,529	0.34
ARI Network Services, Inc.	(4) (14)	S + 5.50%	6.88%	02/28/2025	182	163	153	0.03
Summit Buyer, LLC	(4) (5) (6)	L + 5.25%	8.13%	01/14/2026	9,528	9,368	9,199	2.03
Summit Buyer, LLC	(4) (6) (14)	L + 5.25%	8.13%	01/14/2026	9,048	8,860	8,569	1.89
Summit Buyer, LLC	(4) (6) (14)	L + 5.25%	8.13%	01/14/2026	—	(16)	(36)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	8.88%	12/02/2025	16,343	16,084	15,818	3.49
Turbo Buyer, Inc.	(4) (6)	L + 6.00%	8.88%	12/02/2025	1,496	1,470	1,448	0.32
						46,266	45,413	10.02
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	7.04%	04/27/2027	6,444	6,389	6,228	1.37

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

GraphPad Software, LLC	(4) (6) (14)	L + 5.50%	7.04%	04/27/2027	—	$(6)	$(25)	(0.01)%
						6,383	6,203	1.37
Chemicals
V Global Holdings, LLC	(4) (5) (7)	L + 5.75%	6.91%	12/22/2027	1,540	1,510	1,510	0.33
V Global Holdings, LLC	(4) (7) (14)	L + 5.75%	6.91%	12/22/2025	32	27	27	0.01
						1,537	1,537	0.34
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	5.75%	12/23/2026	7,444	7,331	7,351	1.62
365 Retail Markets, LLC	(4) (6)	L + 4.75%	5.75%	12/23/2026	2,382	2,369	2,352	0.52
365 Retail Markets, LLC	(4) (6) (14)	L + 4.75%	5.75%	12/23/2026	107	89	92	0.02
Encore Holdings, LLC	(4) (5) (7)	L + 4.50%	6.73%	11/23/2028	9,295	9,144	9,090	2.01
Encore Holdings, LLC	(4) (7) (14)	L + 4.50%	6.73%	11/23/2028	5,529	5,339	5,134	1.13
Encore Holdings, LLC	(4) (7) (14)	L + 4.50%	6.73%	11/23/2027	—	(42)	(59)	(0.01)
FLS Holding, Inc.	(4) (5) (6) (10)	L + 5.25%	7.28%	12/17/2028	16,581	16,270	16,248	3.59
FLS Holding, Inc.	(4) (6) (10) (14)	L + 5.25%	7.28%	12/17/2028	—	(33)	(72)	(0.02)
FLS Holding, Inc.	(4) (6) (10) (14)	L + 5.25%	7.28%	12/17/2027	—	(26)	(29)	(0.01)
KWOR Acquisition, Inc.	(4) (5)	L + 5.25%	6.99%	12/22/2028	878	866	861	0.19
KWOR Acquisition, Inc.	(4) (14)	P + 4.25%	9.00%	12/22/2027	16	15	14	—
MHE Intermediate Holdings, LLC	(4) (5) (6)	L + 6.00%	7.29%	07/21/2027	12,229	12,016	12,016	2.65
MHE Intermediate Holdings, LLC	(4) (6)	L + 6.00%	7.29%	07/21/2027	1,598	1,570	1,570	0.35
MHE Intermediate Holdings, LLC	(4) (6) (14)	L + 6.00%	7.29%	07/21/2027	—	(18)	(18)	—
PDFTron US Acquisition Corp.	(4) (5) (6) (10)	L + 5.50%	7.00%	07/15/2027	13,101	12,905	12,646	2.79
PDFTron US Acquisition Corp.	(4) (5) (6) (10)	L + 5.50%	7.00%	07/15/2027	4,200	4,124	4,054	0.89
PDFTron US Acquisition Corp.	(4) (6) (10)	L + 5.50%	7.00%	07/15/2026	3,300	3,247	3,186	0.70
Pritchard Industries, LLC	(4) (5) (7)	L + 5.50%	7.75%	10/13/2027	10,997	10,799	10,475	2.31
Pritchard Industries, LLC	(4) (7) (14)	L + 5.50%	7.75%	10/13/2027	893	861	768	0.17
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L + 5.50%	8.25%	12/20/2028	15,794	15,497	15,265	3.37
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (14)	L + 5.50%	8.25%	12/20/2028	—	(29)	(106)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (14)	L + 5.50%	8.25%	12/20/2028	—	(17)	(32)	(0.01)
QW Holding Corporation	(4) (5) (6)	L + 5.75%	7.04%	08/31/2024	3,316	3,270	3,270	0.72
QW Holding Corporation	(4) (6) (14)	L + 5.75%	7.04%	08/31/2024	379	371	371	0.08
QW Holding Corporation	(4) (6) (14)	L + 5.75%	7.04%	08/31/2024	—	(12)	(12)	—
Sherlock Buyer Corp.	(4) (5) (7)	L + 5.75%	6.74%	12/08/2028	18,647	18,298	18,246	4.03
Sherlock Buyer Corp.	(4) (7) (14)	L + 5.75%	6.74%	12/08/2028	—	(50)	(116)	(0.03)
Sherlock Buyer Corp.	(4) (7) (14)	L + 5.75%	6.74%	12/08/2027	—	(39)	(46)	(0.01)
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	8.00%	11/30/2026	2,916	2,871	2,871	0.63

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Sweep Purchaser, LLC	(4) (5) (6) (14)	L + 5.75%	8.00%	11/30/2026	1,721	$1,690	$1,690	0.37%
Sweep Purchaser, LLC	(4) (6) (14)	L + 5.75%	8.00%	11/30/2026	158	151	151	0.03
Tamarack Intermediate, LLC	(4) (5)	S + 5.75%	6.94%	03/13/2028	5,500	5,394	5,244	1.16
Tamarack Intermediate, LLC	(4) (14)	S + 5.75%	6.94%	03/13/2028	—	(17)	(42)	(0.01)
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	7.73%	01/07/2027	8,424	8,291	8,378	1.85
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	7.70%	01/07/2027	4,277	4,208	4,253	0.94
Valcourt Holdings II, LLC	(4) (6) (14)	L + 5.50%	7.73%	01/07/2027	1,663	1,627	1,650	0.36
VRC Companies, LLC	(4) (5) (7)	L + 5.50%	8.38%	06/29/2027	21,038	20,765	20,164	4.45
VRC Companies, LLC	(4) (5) (7) (14)	L + 5.50%	8.38%	06/29/2027	1,829	1,784	1,682	0.37
VRC Companies, LLC	(4) (7) (14)	P + 4.50%	9.25%	06/29/2027	177	168	148	0.03
						171,047	168,708	37.23
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L + 5.50%	7.14%	10/19/2028	14,736	14,465	14,441	3.19
KPSKY Acquisition, Inc.	(4) (14)	P + 4.50%	9.25%	10/19/2028	1,589	1,540	1,519	0.34
						16,005	15,960	3.52
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L + 5.50%	7.19%	12/11/2028	23,605	23,163	22,272	4.91
Fortis Solutions Group, LLC	(4) (5) (7)	L + 5.50%	7.75%	10/13/2028	8,280	8,128	8,128	1.79
Fortis Solutions Group, LLC	(4) (7) (14)	L + 5.50%	7.75%	10/13/2028	2,275	2,214	2,214	0.49
Fortis Solutions Group, LLC	(4) (7) (9) (14)	L + 5.50%	7.75%	10/15/2028	—	(15)	(15)	—
Fortis Solutions Group, LLC	(4) (7) (14)	L + 5.50%	7.75%	10/15/2027	77	57	57	0.01
						33,547	32,656	7.21
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S + 6.00%	7.22%	11/30/2026	8,653	8,486	8,486	1.87
48Forty Solutions, LLC	(4) (6) (14)	S + 6.00%	7.22%	11/30/2026	—	(3)	(3)	—
48Forty Solutions, LLC	(4) (6) (14)	S + 6.00%	7.22%	11/30/2026	—	(29)	(29)	(0.01)
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	7.75%	11/01/2028	15,218	15,077	14,990	3.31
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	7.75%	11/01/2028	8,467	8,388	8,341	1.84
						31,919	31,785	7.01
Diversified Consumer Services
Heartland Home Services	(4) (7) (14)	L + 5.75%	7.37%	12/15/2026	1,192	1,180	1,091	0.24
Lightspeed Solution,LLC	(4) (5)	S + 6.00%	7.53%	03/01/2028	3,780	3,708	3,636	0.80
Lightspeed Solution,LLC	(4) (14)	S + 6.00%	7.53%	03/01/2028	—	(11)	(47)	(0.01)
LUV Car Wash Group, LLC	(4) (5) (6) (14)	L + 5.50%	6.50%	12/09/2026	646	637	622	0.14
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	10/16/2023	3,461	3,443	3,429	0.76
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	10/16/2023	15,493	15,410	15,356	3.39

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Mammoth Holdings, LLC	(4) (6) (14)	L + 6.00%	7.00%	10/16/2023	—	$(2)	$(4)	—%
						24,365	24,083	5.31
Diversified Financial Services
Everest Intermediate, Ltd	(4) (6) (10) (14)	S + 5.75%	7.75%	05/25/2028	—	(4)	(4)	—
Everest Intermediate, Ltd	(4) (7) (10)	S + 5.75%	7.75%	05/25/2029	1,404	1,376	1,376	0.30
SitusAMC Holdings Corp.	(4) (5) (7)	L + 5.75%	8.00%	12/22/2027	7,182	7,115	6,911	1.53
Smarsh, Inc.	(4) (5)	S + 6.50%	7.25%	02/16/2029	4,286	4,204	4,176	0.92
Smarsh, Inc.	(4) (14)	S + 6.50%	7.25%	02/16/2029	—	(5)	(7)	—
Smarsh, Inc.	(4) (14)	S + 6.50%	7.25%	02/16/2029	—	(10)	(28)	(0.01)
						12,676	12,424	2.74
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 6.25%; 1.00% PIK	8.88%	12/18/2025	3,586	3,533	2,958	0.65
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	8.88%	07/12/2027	4,028	3,958	3,911	0.86
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	7.00%	07/09/2026	6,808	6,680	6,686	1.48
Bearcat Buyer, Inc.	(4) (5) (6) (14)	L + 4.75%	7.00%	07/09/2026	6,230	6,105	6,109	1.35
DCA Investment Holdings, LLC	(4) (5)	S + 6.00%	6.75%	04/03/2028	4,763	4,705	4,718	1.04
DCA Investment Holdings, LLC	(4) (5) (14)	S + 6.00%	6.75%	04/03/2028	795	776	783	0.17
Gateway US Holdings, Inc.	(4) (5) (7) (10)	S + 5.50%	8.23%	09/22/2024	754	747	747	0.16
Gateway US Holdings, Inc.	(4) (7) (10) (14)	S + 5.50%	8.23%	09/22/2024	41	39	39	0.01
Gateway US Holdings, Inc.	(4) (7) (10) (14)	S + 5.50%	8.23%	09/22/2024	2	1	1	—
Heartland Veterinary Partners, LLC	(4) (5)	L + 4.75%	6.19%	12/10/2026	3,895	3,860	3,823	0.84
Heartland Veterinary Partners, LLC	(4) (6) (14)	L + 4.75%	6.19%	12/10/2026	2,364	2,286	2,203	0.49
Heartland Veterinary Partners, LLC	(4) (6) (14)	L + 4.75%	6.19%	12/10/2026	—	(7)	(14)	—
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	7.12%	09/01/2027	3,908	3,839	3,764	0.83
Promptcare Infusion Buyer, Inc.	(4) (6) (14)	L + 6.00%	7.12%	09/01/2027	380	362	319	0.07
Southern Veterinary Partners, LLC	(4) (9)	S + 5.50%	7.70%	06/28/2027	286	280	280	0.06
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	L + 5.75%	8.00%	01/02/2029	4,364	4,302	4,181	0.92
Stepping Stones Healthcare Services, LLC	(4) (7) (14)	L + 5.75%	8.00%	01/02/2029	—	(6)	(52)	(0.01)
Stepping Stones Healthcare Services, LLC	(4) (7) (14)	L + 5.75%	8.00%	12/30/2026	—	(8)	(26)	(0.01)
Suveto Buyer, LLC	(4) (5) (7) (14)	L + 5.00%	7.25%	09/09/2027	4,747	4,699	4,574	1.01
Suveto Buyer, LLC	(4) (14)	P + 4.00%	8.75%	09/09/2027	153	145	139	0.03
Vardiman Black Holdings, LLC	(4) (5)	S + 8.00%	8.78%	03/18/2027	2,286	2,264	2,172	0.48
Vardiman Black Holdings, LLC	(4) (14)	S + 8.00%	8.78%	03/18/2027	976	959	841	0.19
Vermont Aus Pty Ltd	(4) (9) (10)	S + 5.50%	7.55%	03/23/2028	500	487	487	0.11

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

						$42,515	$41,774	9.22%
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.75%	7.14%	02/03/2026	4,244	4,158	4,141	0.91
Lightspeed Buyer, Inc.	(4) (5) (6) (14)	L + 5.75%	7.14%	02/03/2026	3,094	3,013	2,985	0.66
						7,171	7,126	1.57
Insurance Services
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.50%	7.75%	10/29/2028	18,507	18,251	18,237	4.02
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.50%	7.75%	10/29/2028	4,025	3,970	3,966	0.88
Foundation Risk Partners, Corp.	(4) (7) (14)	L + 5.50%	7.75%	10/29/2027	—	(26)	(29)	(0.01)
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	7.50%	09/29/2028	12,181	11,966	11,959	2.64
Galway Borrower, LLC	(4) (7) (14)	L + 5.25%	7.50%	09/29/2028	257	228	223	0.05
Galway Borrower, LLC	(4) (7) (14)	L + 5.25%	7.50%	09/30/2027	290	275	274	0.06
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.50%	7.17%	11/25/2026	6,192	6,119	6,085	1.34
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	7.67%	04/14/2028	4,304	4,230	4,282	0.94
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	7.67%	04/14/2028	17,283	16,978	17,195	3.79
High Street Buyer, Inc.	(4) (7) (14)	L + 6.00%	7.67%	04/16/2027	—	(15)	(5)	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	L + 5.75%	7.74%	08/27/2025	24,724	24,459	24,234	5.35
Integrity Marketing Acquisition, LLC	(4) (5) (7)	L + 5.50%	7.74%	08/27/2025	7,448	7,366	7,300	1.61
Keystone Agency Investors	(4) (5) (6)	S + 6.00%	8.20%	05/03/2027	2,466	2,431	2,431	0.54
Keystone Agency Investors	(4) (6) (14)	S + 6.00%	8.20%	05/03/2027	2,578	2,531	2,530	0.56
Oakbridge Insurance Agency LLC	(4) (5) (6)	S + 5.75%	7.95%	12/31/2026	165	163	159	0.04
Oakbridge Insurance Agency LLC	(4) (6) (14)	S + 5.75%	7.95%	12/31/2026	57	46	4	—
Oakbridge Insurance Agency LLC	(4) (6) (14)	S + 5.75%	7.95%	12/31/2026	11	10	9	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	7.81%	11/01/2028	7,737	7,663	7,621	1.68
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (14)	L + 6.00%	7.81%	11/01/2028	2,070	2,046	2,028	0.45
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (14)	L + 6.00%	7.81%	11/01/2027	—	(3)	(5)	—
RSC Acquisition, Inc.	(4) (5) (7)	L + 5.50%	7.44%	10/30/2026	5,413	5,365	5,360	1.18
RSC Acquisition, Inc.	(4) (7) (14)	L + 5.50%	7.44%	10/30/2026	2,252	2,206	2,201	0.49
World Insurance Associates, LLC	(4) (5) (6)	S + 5.75%	7.80%	04/01/2026	15,006	14,691	14,706	3.25
World Insurance Associates, LLC	(4) (5) (6)	S + 5.75%	7.80%	04/01/2026	11,712	11,504	11,478	2.53
World Insurance Associates, LLC	(4) (6) (14)	S + 5.75%	7.80%	04/01/2026	388	374	369	0.08
						142,828	142,612	31.47
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	L + 5.50%	6.25%	10/30/2026	9,512	9,356	9,304	2.05
FMG Suite Holdings, LLC	(4) (5) (6) (14)	L + 5.50%	6.25%	10/30/2026	—	(35)	(49)	(0.01)
FMG Suite Holdings, LLC	(4) (5) (6) (14)	L + 5.50%	6.25%	10/30/2026	—	(18)	(25)	(0.01)
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.63%	12/09/2026	11,377	11,225	11,114	2.45

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

MSM Acquisitions, Inc.	(4) (6) (14)	L + 6.00%	7.63%	12/09/2026	4,559	$4,454	$4,221	0.93%
MSM Acquisitions, Inc.	(4) (6) (14)	P + 5.00%	7.63%	12/09/2026	414	395	384	0.08
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.58%	05/08/2028	11,880	11,674	11,337	2.50
Triple Lift, Inc.	(4) (7) (14)	L + 5.75%	6.58%	05/08/2028	657	629	579	0.13
						37,680	36,865	8.13
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.62%	05/08/2028	3,843	3,777	3,151	0.70
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/29/2026	6,156	6,057	6,061	1.34
Donuts, Inc.	(4) (5) (6)	S + 6.00%	7.00%	12/29/2027	3,385	3,385	3,332	0.74
Donuts, Inc.	(4) (6) (14)	S + 6.00%	7.00%	12/29/2027	—	—	(24)	(0.01)
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	7.75%	08/04/2027	17,126	16,752	16,496	3.64
Govbrands Intermediate, Inc.	(4) (5) (7) (14)	L + 5.50%	7.75%	08/04/2027	3,853	3,750	3,646	0.80
Govbrands Intermediate, Inc.	(4) (7) (14)	L + 5.50%	7.75%	08/04/2027	—	(39)	(67)	(0.01)
Long Term Care Group, Inc.	(4) (5) (7)	L + 6.00%	7.25%	09/08/2027	1,995	1,957	1,957	0.43
Redwood Services Group, LLC	(4) (7)	S + 6.00%	7.70%	06/15/2029	1,818	1,781	1,781	0.39
Redwood Services Group, LLC	(4) (7) (14)	S + 6.00%	7.70%	06/15/2029	—	(4)	(4)	—
Syntax Systems Ltd	(4) (5) (7) (10)	L + 5.50%	7.17%	10/29/2028	15,271	15,130	14,428	3.18
Syntax Systems Ltd	(4) (7) (10) (14)	L + 5.50%	7.17%	10/29/2028	—	(36)	(221)	(0.05)
Syntax Systems Ltd	(4) (7) (10) (14)	L + 5.50%	7.17%	10/29/2026	894	880	805	0.18
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	8.25%	01/22/2027	7,281	7,162	7,269	1.60
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6) (14)	L + 6.00%	8.25%	01/22/2027	6,070	5,960	6,060	1.34
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6) (14)	L + 6.00%	8.25%	01/22/2027	91	80	89	0.02
Upstack Holdco, Inc.	(4) (5) (6)	L + 5.50%	7.71%	08/20/2027	4,194	4,101	4,165	0.92
Upstack Holdco, Inc.	(4) (5) (6) (14)	L + 5.50%	7.71%	08/20/2027	1,418	1,378	1,405	0.31
Upstack Holdco, Inc.	(4) (6) (14)	L + 5.50%	7.71%	08/20/2027	—	(9)	(3)	—
						72,062	70,326	15.52
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S + 5.00%	7.14%	11/16/2026	19,784	19,599	19,681	4.34
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S + 5.00%	7.14%	11/16/2026	1,688	1,671	1,679	0.37
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (14)	S + 5.00%	7.14%	11/16/2026	1,125	1,109	1,117	0.25
						22,379	22,477	4.96
Machinery
Answer Target Holdco, LLC	(4) (5) (6)	L + 5.75%	8.00%	12/30/2026	12,935	12,694	12,462	2.75
Answer Target Holdco, LLC	(4) (6) (14)	L + 5.75%	8.00%	12/30/2026	—	(18)	(37)	(0.01)
						12,676	12,425	2.74
Multi-Utilities

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	6.91%	12/22/2027	10,735	$10,602	$10,487	2.31%
AWP Group Holdings, Inc.	(4) (5) (6) (14)	L + 4.75%	6.91%	12/22/2027	1,575	1,545	1,502	0.33
AWP Group Holdings, Inc.	(4) (6) (14)	L + 4.75%	6.91%	12/22/2026	742	721	698	0.15
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S + 4.75%	6.27%	06/26/2026	4,440	4,372	4,321	0.95
Ground Penetrating Radar Systems, LLC	(4) (6) (14)	S + 4.75%	6.27%	06/26/2025	281	271	262	0.06
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	7.38%	11/02/2026	5,443	5,402	5,387	1.19
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	7.38%	11/02/2026	3,545	3,520	3,509	0.77
Vessco Midco Holdings, LLC	(4) (14)	P + 3.50%	8.25%	10/18/2026	199	192	190	0.04
						26,625	26,356	5.82
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5) (6)	S + 5.25%	6.25%	04/07/2028	390	384	384	0.08
Energy Labs Holdings Corp.	(4) (6) (14)	S + 5.25%	6.25%	04/07/2028	—	(1)	(1)	—
Energy Labs Holdings Corp.	(4) (6) (14)	S + 5.25%	6.25%	04/07/2028	12	11	11	—
						394	394	0.09
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/10/2027	8,019	7,871	7,970	1.76
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (14)	L + 6.25%	7.25%	03/10/2027	840	827	831	0.18
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (14)	L + 6.25%	7.25%	03/10/2027	—	(11)	(4)	—
Bullhorn, Inc.	(4) (6)	L + 5.75%	8.00%	09/30/2026	172	169	170	0.04
Bullhorn, Inc.	(4) (6) (14)	L + 5.75%	8.00%	09/30/2026	10	10	10	—
Bullhorn, Inc.	(4) (6) (14)	L + 5.75%	8.00%	09/30/2026	—	—	—	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	6.47%	10/01/2027	8,625	8,471	8,471	1.87
Citrin Cooperman Advisors, LLC	(4) (5) (7) (14)	L + 5.00%	6.47%	10/01/2027	3,695	3,538	3,538	0.78
						20,875	20,986	4.63
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	6,881	6,823	6,823	1.51
Associations, Inc.	(4) (5) (6) (14)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	6,023	5,960	5,962	1.32
Associations, Inc.	(4) (6) (14)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	—	(7)	(7)	—
MRI Software, LLC	(4) (14)	L + 5.50%	7.75%	02/10/2026	—	(7)	(15)	—
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.56%	07/01/2027	10,500	10,319	10,364	2.29
Zarya Intermediate, LLC	(4) (5) (6)	L + 6.50%	7.56%	07/01/2027	8,250	8,105	8,143	1.80
Zarya Intermediate, LLC	(4) (6) (14)	L + 6.50%	7.56%	07/01/2027	—	(33)	(26)	(0.01)
						31,160	31,244	6.89
Software

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.48%	04/12/2027	16,000	$15,777	$15,777	3.48%
Alert Media, Inc.	(4) (6) (14)	L + 5.00%	6.48%	04/12/2027	—	(75)	(224)	(0.05)
Alert Media, Inc.	(4) (6) (14)	L + 5.00%	6.48%	04/10/2026	—	(8)	(8)	—
Anaplan, Inc.	(4) (7)	S + 6.50%	8.01%	06/21/2029	3,900	3,822	3,822	0.84
APEX Analytix	(4) (9)	S + 5.75%	7.95%	08/18/2026	1,306	1,280	1,280	0.28
APEX Analytix	(4) (9) (14)	S + 5.75%	7.95%	06/30/2028	—	(3)	(3)	—
Appfire Technologies, LLC	(4) (5) (6)	S + 5.50%	7.70%	03/09/2027	4,074	4,058	4,014	0.89
Appfire Technologies, LLC	(4) (6) (14)	S + 5.50%	7.70%	03/09/2027	—	(25)	(57)	(0.01)
Appfire Technologies, LLC	(4) (6) (14)	S + 5.50%	7.70%	03/09/2027	2	1	1	—
Assembly Intermediate, LLC	(4) (5) (6)	L + 7.00%	9.88%	10/19/2027	8,889	8,728	8,703	1.92
Assembly Intermediate, LLC	(4) (6) (14)	L + 7.00%	9.88%	10/19/2027	533	509	487	0.11
Assembly Intermediate, LLC	(4) (6) (14)	L + 7.00%	9.88%	10/19/2027	178	162	159	0.04
CLEO Communications Holding, LLC	(4) (5) (6)	L + 6.75%	8.19%	06/09/2027	17,142	16,995	16,653	3.67
CLEO Communications Holding, LLC	(4) (6) (14)	L + 6.75%	8.19%	06/09/2027	—	(44)	(153)	(0.03)
Cordeagle US Finco, Inc.	(4) (5) (6) (10)	L + 6.75%	7.99%	07/30/2027	7,800	7,663	7,739	1.71
Cordeagle US Finco, Inc.	(4) (6) (10) (14)	L + 6.75%	7.99%	07/30/2027	—	(20)	(9)	—
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	7.30%	05/22/2026	27,873	27,676	27,546	6.08
GS AcquisitionCo, Inc.	(4) (6) (14)	L + 5.75%	7.16%	05/22/2026	—	(11)	(32)	(0.01)
GS AcquisitionCo, Inc.	(4) (6) (14)	L + 5.75%	7.65%	05/22/2026	227	219	215	0.05
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.67%	12/19/2023	4,386	4,364	4,385	0.97
Gurobi Optimization, LLC	(4) (6) (14)	L + 5.00%	6.67%	12/19/2023	—	(3)	—	—
LegitScript	(4)	S + 5.75%	7.26%	06/24/2029	3,385	3,318	3,318	0.73
LegitScript	(4) (14)	S + 5.75%	7.26%	06/24/2029	—	(44)	(44)	(0.01)
LegitScript	(4) (14)	S + 5.75%	7.26%	06/24/2028	—	(13)	(13)	—
Netwrix Corporation And Concept Searching, Inc. Netwrix Corporation And Concept	(4) (7)	S + 5.00%	6.50%	06/01/2029	549	543	543	0.12
Netwrix Corporation And Concept Searching, Inc. Netwrix Corporation And Concept	(4) (7) (14)	S + 5.00%	6.50%	06/01/2029	—	(1)	(1)	—
Netwrix Corporation And Concept Searching, Inc. Netwrix Corporation And Concept	(4) (7) (14)	S + 5.00%	6.50%	06/01/2029	—	(1)	(1)	—
Oak Purchaser, Inc.	(4) (5)	L + 5.50%	7.55%	04/28/2028	931	921	921	0.20
Oak Purchaser, Inc.	(4) (14)	L + 5.50%	7.55%	04/28/2028	—	(6)	(6)	—
Oak Purchaser, Inc.	(4) (14)	L + 5.50%	7.55%	04/28/2028	—	(1)	(1)	—
Pound Bidco, Inc.	(4) (5) (6) (10)	L + 6.50%	7.50%	01/30/2026	3,004	2,957	3,004	0.66
Pound Bidco, Inc.	(4) (5) (6) (10) (14)	L + 6.50%	7.50%	01/30/2026	—	(6)	—	—
Project Leopard Holdings, Inc.	(4) (9) (10)	S + 5.25%	7.45%	06/16/2028	1,040	967	967	0.21

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Revalize, Inc.	(4) (5) (14)	L + 5.75%	8.00%	04/15/2027	8,696	$8,638	$8,330	1.84%
Revalize, Inc.	(4) (14)	L + 5.75%	8.00%	04/15/2027	44	44	42	0.01
Securonix, Inc.	(4) (5) (7)	S + 6.50%	7.25%	04/05/2028	9,004	8,852	8,852	1.95
Securonix, Inc.	(4) (7) (14)	S + 6.50%	7.25%	04/05/2028	—	(27)	(27)	(0.01)
Skykick, Inc.	(4) (5) (6)	L + 7.25%	8.25%	09/01/2027	2,700	2,640	2,676	0.59
Skykick, Inc.	(4) (6) (14)	L + 7.25%	8.25%	09/01/2027	—	(12)	(10)	—
Trunk Acquisition, Inc.	(4) (5) (6)	L + 6.00%	8.25%	02/19/2027	4,549	4,507	4,373	0.96
Trunk Acquisition, Inc.	(4) (6) (14)	L + 6.00%	8.25%	02/19/2026	—	(4)	(17)	—
						124,337	123,201	27.19
Total First Lien Debt						$964,572	$952,570	210.20%

Second Lien Debt
Air Freight & Logistics
Omni Logistics	(4)	L + 9.00%	11.19%	12/30/2027	900	$873	$873	0.19%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (5) (8)	L + 7.00%	9.25%	03/02/2029	3,000	2,989	3,000	0.66
Infinite Bidco, LLC	(4) (8) (14)	L + 7.00%	9.25%	03/02/2029	—	—	—	—
						2,989	3,000	0.66
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	L + 8.00%	9.00%	12/10/2027	360	353	342	0.08
Heartland Veterinary Partners, LLC	(4) (6) (14)	L + 8.00%	9.00%	12/10/2027	89	88	82	0.02
						441	424	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (5)	L + 7.00%	8.67%	04/23/2027	1,050	1,050	1,050	0.23
IT Services
Idera, Inc.	(4) (5) (7)	L + 6.75%	7.82%	03/02/2029	530	526	530	0.12
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L + 8.50%	10.75%	11/20/2026	1,000	980	972	0.21
						1,506	1,502	0.33
Software
Flexera Software, LLC	(4) (5) (6)	L + 7.00%	8.62%	03/03/2029	1,500	1,474	1,467	0.32
Total Second Lien Debt						$8,333	$8,316	1.84%

Other Securities
Unsecured Debt
Food Products

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (11) (12)		16.25% PIK	06/18/2026	600	$592	$174	0.04%
Total Unsecured Debt						$592	$174	0.04%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (13)			06/24/2022	1,000,000	$975	$980	0.22%
Integrity Marketing Acquisition, LLC	(4) (13)	10.50%		12/21/2021	750,000	757	779	0.17
Revalize, Inc.	(4) (13)	11.00%		12/14/2021	1,500	1,518	1,560	0.34
Skykick, Inc.	(4) (13)			08/31/2021	23,665	225	241	0.05
Total Preferred Equity						$3,475	$3,560	0.79%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (13)			7/12/2021	5,196	$520	$478	0.11%
BP Purchaser, LLC	(4) (13)			12/10/2021	1,233,333	1,233	1,233	0.27
CSC Thrive Holdings, LP (Thrive Networks)	(4) (13)			3/1/2021	53,339	137	253	0.06
Encore Holdings, LLC	(4) (13)			11/23/2021	478	55	63	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (13)			11/16/2020	500	50	127	0.03
LUV Car Wash	(4) (13)			4/6/2022	97	97	97	0.02
PCX Holding Corp.	(4) (13)			4/22/2021	1,154	115	192	0.04
Pritchard Industries, Inc.	(4) (13)			10/13/2021	300,000	300	320	0.07
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (13)			12/20/2021	500,000	500	582	0.13
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (13)			6/29/2021	1,500	150	190	0.04
Suveto Buyer, LLC	(4) (10) (14)			11/19/2021	3,000	300	417	0.09
Total Common Equity						$3,457	$3,952	0.87%
Total Other Securities						$7,524	$7,686	1.70%
Total Portfolio Investments						$980,429	$968,572	213.73%

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022. As of June 30, 2022, the reference rates for our LIBOR-based loans were the 30-day L at 1.79%, 90-day L at 2.29%, the 180-day L at 2.90%; the reference rates for our SOFR-based loans were the 30-day S at 1.09%, 90-day S at 0.70%, and the P at 4.75%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Position or portion thereof unsettled as of June 30, 2022.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022 non-qualifying assets represented 6.41% of total assets as calculated in accordance with regulatory requirements.

(11)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)	Investment was on non-accrual status as of June 30, 2022.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $7,512 or 1.7% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	1,093	(14)
48Forty Solutions, LLC	1.00%	Delayed Draw Term Loan	02/11/2024	339	(3)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	1,508	(29)
APEX Analytix	—%	Revolver	06/30/2028	148	(3)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,117	(25)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2027	1,579	(36)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,153	(27)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/08/2022	660	(4)

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	600	(4)
Alert Media, Inc.	0.50%	Delayed Draw Term Loan	06/17/2023	10,000	(224)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	(9)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	1,000	(37)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	01/05/2023	4,011	(57)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	26	—
Everest Intermediate, Ltd	0.50%	Revolver	05/25/2028	200	(4)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	1,689	(35)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	711	(15)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	1,200	(10)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(7)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	(9)
Bullhorn, Inc.	0.50%	Delayed Draw Term Loan	02/11/2024	9	—
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	8	—
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	1,404	(68)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	378	(18)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(153)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	05/13/2024	10,000	(98)
Cordeagle US Finco, Inc.	0.50%	Revolver	07/30/2027	1,200	(9)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	392	(4)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	1,583	(24)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	12,422	(273)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(59)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	—
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	51	(1)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	3,605	(72)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(29)
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/28/2022	2,250	(49)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,125	(25)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	1,099	(20)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	(15)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,079	(19)
Foundation Risk Partners, Corp.	0.38%	Revolver	10/29/2027	1,959	(29)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	2,566	(32)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	680	(8)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	508	(3)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	1,590	(29)

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	589	(11)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	171	(2)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	29	—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(66)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	1,816	(67)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(25)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	422	(11)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	1,305	(53)
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	6,433	(118)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(14)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(5)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	618	(9)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,902	(38)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	105	(2)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	825	(12)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	336	(8)
LegitScript	—%	Delayed Draw Term Loan	06/24/2024	2,214	(44)
LegitScript	0.50%	Revolver	06/24/2028	651	(13)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	1,350	(33)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	1,220	(47)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	1,071	(18)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	3,000	(15)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	10,045	(232)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	901	(21)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	(4)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	394	(1)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/01/2029	57	(1)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	620	(6)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	124	(1)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	1,319	(50)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	44	(2)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,018	(19)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(26)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/07/2024	3,967	(99)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	687	(17)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	714	(11)

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	347	(5)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	—
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	1,735	(82)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	3,175	(106)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	952	(32)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,284	(47)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	454	(5)
QW Holding Corporation	0.50%	Revolver	08/31/2024	833	(12)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	01/02/2023	2,924	(29)
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	432	(4)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	695	(27)
Revalize, Inc.	0.50%	Revolver	04/15/2027	27	(1)
Securonix, Inc.	0.50%	Revolver	04/05/2028	1,621	(27)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	5,392	(116)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(46)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	1,125	(10)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,072	(28)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(7)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/01/2022	9,750	(378)
Stepping Stones Healthcare Services,	1.00%	Delayed Draw Term Loan	01/14/2024	1,250	(52)
Stepping Stones Healthcare Services,	0.50%	Revolver	12/30/2026	625	(26)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	4,855	(167)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(36)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	2,178	(54)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	403	(10)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	358	(4)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	311	(5)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(221)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	710	(39)
Tamarack Intermediate, LLC	0.50%	Revolver	3/13/02028	900	(42)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	02/30/2023	407	(1)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	589	(1)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	1,057	(48)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	429	(17)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	915	(22)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	915	(22)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	450	(3)

SL Investment Corp.
Consolidated Schedule of Investments
June 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	375	(3)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	179	(4)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	12/28/2022	1,705	(71)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	531	(22)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	637	(3)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2027	1,732	(87)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	696	(7)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	582	(12)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,000	(26)
Total First Lien Debt Unfunded Commitments				$198,458	$(4,657)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	51	(3)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	1,500	—
Total Second Lien Debt Unfunded Commitments				$1,551	$(3)
Total Unfunded Commitments				$200,009	$(4,660)

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

SL Investment Corp.
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

IT Services
Idera, Inc.	(4) (7)	L + 6.75%	7.50%	03/02/2029	530	$526	$530	0.12%
Red Dawn SEI Buyer, Inc.	(4) (6) (12)	L + 8.50%	9.50%	11/20/2026	1,000	978	1,000	0.23
						1,504	1,530	0.36
Software
Flexera Software, LLC	(4) (6)	L + 7.00%	8.00%	03/03/2029	1,500	1,472	1,500	0.35
Total Second Lien Debt						$7,416	$7,485	1.74%

Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4)	16.25% PIK		06/18/2026	600	$593	$450	0.10%
Total Unsecured Debt						$593	$450	0.10%

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

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for our variable rate loans were the 30-day L at 0.10%, the 90-day L at 0.21%, the 180-day L at 0.34% and the P at 3.25%.

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
June 30, 2022
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
The Company was formed as a Delaware corporation on August 24, 2020 and commenced investment operations in October 2020. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”).
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
The Company is conducting private offerings (the “Private Offerings”) of shares of Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“the “Securities Act”). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“SLIC SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with SLIC SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of the respective subsidiary's formation.

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

Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from foreign currency translation on the Consolidated Statement of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
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

Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as Deferred Financing Costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
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
For the three and six months ended June 30, 2022, the Company accrued $0 and $0 of U.S. federal excise taxes, respectively. For the three and six months ended June 30, 2021, the Company did not accrue any U.S. federal excise taxes.
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
(3)Related Party Transactions
Investment Advisory Agreement

On February 1, 2021, the Company entered into an amended and restated investment advisory agreement (the “Restated Advisory Agreement”) with the Investment Adviser, which amended and restated the Company’s initial investment advisory agreement, dated as of September 24, 2020 (the “Prior Advisory Agreement”). No material terms changed in the Restated Advisory Agreement as compared to the Prior Advisory Agreement, including the Base Management Fee (as defined below). The renewal of the Restated Advisory Agreement was most recently approved in August 2022.
The Company pays the Investment Adviser a fee for its services under the Prior Advisory Agreement and the Restated Advisory Agreement (the “Base Management Fee”). The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Restated Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf. The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
For the three and six months ended June 30, 2022, $278 and $543, respectively, of Base Management Fee was accrued to the Investment Adviser. For the three and six months ended June 30, 2021, $84 and $139, respectively, of Base Management Fee was accrued to the Investment Adviser. As of June 30, 2022 and December 31, 2021, $278 and $214, respectively, were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company. The Administrator and the Company initially entered into an administration agreement on September 24, 2020 (the “Prior Administration Agreement”). On February 1, 2021, the Company entered into the Restated Administration Agreement. No material terms changed in the Restated Administration Agreement as compared to the Prior Administration Agreement. The renewal of the Restated Administration Agreement was most recently approved in August 2022. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
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
For the three and six months ended June 30, 2022, the Company did not incur any expenses under the Restated Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred $1 and $16, respectively, in expenses under the Prior Administration Agreement and the Restated Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.
As of June 30, 2022 and December 31, 2021, $0 and $24, respectively, was unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2022, the Company incurred $0 and $0, respectively, towards organization cost and amortization of offering cost. For the three and six months ended June 30, 2021, the Company incurred $52 and $181, respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.
As of June 30, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$964,572	$952,570	98.3%	$872,028	$875,168	98.5%
Second Lien Debt	8,333	8,316	0.9	7,416	7,485	0.8
Other Securities	7,524	7,686	0.8	6,383	6,412	0.7
Total	$980,429	$968,572	100.0%	$885,827	$889,065	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2022	December 31, 2021
Aerospace and Defense	3.1%	3.2%
Air Freight and Logistics	1.6	1.7
Auto Components	2.7	2.3
Automobiles	4.7	6.8
Biotechnology	0.6	0.7
Chemicals	0.2	—
Commercial Services & Supplies	17.5	19.4
Construction and Engineering	1.6	1.7
Containers & Packaging	3.6	3.7
Distributors	3.3	1.7
Diversified Consumer Services	2.5	1.8
Diversified Financial Services	1.3	0.8
Electronic Equipment, Instruments & Components	0.4	0.3
Food Products	0.4	0.4
Health Care Equipment & Supplies	0.4	0.5
Health Care Providers & Services	4.4	3.5
Health Care Technology	0.7	0.8
Industrial Conglomerates	0.1	0.1
Insurance Services	14.8	15.0
Interactive Media & Services	3.8	4.0
IT Services	7.6	7.6
Leisure Products	2.3	2.6
Machinery	1.3	1.4
Multi-Utilities	2.7	1.9
Professional Services	2.2	4.0
Oil, Gas & Consumable Fuels(1)	—	—
Real Estate Management & Development	3.2	3.5
Software	13.0	10.6
Total	100.0%	100.0%

(1)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$488	$488	0.1%	$—	$—	—%
Canada	39,988	38,689	4.0	34,273	34,039	3.8
United Kingdom	7,643	7,730	0.8	7,631	7,800	0.9
United States	932,310	921,665	95.1	843,923	847,226	95.3
Total	$980,429	$968,572	100.0%	$885,827	$889,065	100.0%
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
(3)the Board of Directors engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
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
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents the fair value hierarchy of the investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,151	$949,419	$952,570	$—	$7,313	$867,855	$875,168
Second Lien Debt	—	—	8,316	8,316	—	—	7,485	7,485
Other Securities	—	—	7,686	7,686	—	—	6,412	6,412
Total	$—	$3,151	$965,421	$968,572	$—	$7,313	$881,752	$889,065
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$924,015	$7,473	$6,430	$937,918
Purchases of investments	89,541	908	1,071	91,520
Proceeds from principal repayments and sales of investments	(51,804)	—	—	(51,804)
Accretion of discount/amortization of premium	1,204	2	—	1,206
Payment-in-kind	83	—	70	153
Net change in unrealized appreciation (depreciation)	(13,771)	(67)	115	(13,723)
Net realized gains (losses)	151	—	—	151
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$949,419	$8,316	$7,686	$965,421

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(13,314)	$(67)	$115	$(13,266)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$867,855	$7,485	$6,412	$881,752
Purchases of investments	158,865	908	1,071	160,844
Proceeds from principal repayments and sales of investments	(65,065)	—	(8)	(65,073)
Accretion of discount/amortization of premium	1,915	8	—	1,923
Payment-in-kind	168	—	70	238
Net change in unrealized appreciation (depreciation)	(14,530)	(85)	133	(14,482)
Net realized gains (losses)	211	—	8	219
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$949,419	$8,316	$7,686	$965,421

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(14,360)	$(82)	$133	$(14,309)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$183,950	$5,429	$1,481	$190,860
Purchases of investments	185,172	4,743	265	190,180
Proceeds from principal repayments and sales of investments	(11,641)	—	—	(11,641)
Accretion of discount/amortization of premium	421	3	—	424
Payment-in-kind	—	—	22	22
Net change in unrealized appreciation (depreciation)	1,323	72	89	1,484
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	—	527	—	527
Fair value, end of period	$359,225	$10,774	$1,857	$371,856

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$1,323	$72	$89	$1,484

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$101,971	$—	$553	$102,524
Purchases of investments	259,950	10,698	1,140	271,788
Proceeds from principal repayments and sales of investments	(12,162)	—	—	(12,162)
Accretion of discount/amortization of premium	606	3	—	609
Payment-in-kind	—	—	43	43
Net change in unrealized appreciation (depreciation)	3,162	73	121	3,356
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	5,698	—	—	5,698
Fair value, end of period	$359,225	$10,774	$1,857	$371,856

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$3,162	$73	$121	$3,356
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$949,419	Yield Analysis	Discount Rate	7.70%	18.16%	9.63%
Investments in second lien debt	8,316	Yield Analysis	Discount Rate	10.00%	13.10%	11.11%
Investments in other securities:
Unsecured debt	175	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	3,318	Income Approach	Discount Rate	11.68%	13.24%	12.14%
Preferred equity	241	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,952	Market Approach	EBITDA Multiple	8.10x	19.62x	14.42x
Total investments in other securities	7,686
Total investments	$965,421

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$867,855	Yield Analysis	Discount Rate	5.55%	12.44%	7.45%
Investments in second lien debt	7,485	Yield Analysis	Discount Rate	7.12%	9.90%	7.73%
Investments in other securities:
Unsecured debt	450	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	2,205	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Preferred equity	229	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,528	Market Approach	EBITDA Multiple	8.10x	19.97x	14.43x
Total investments in other securities	6,412
Total investments	$881,752
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

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$548,400	$548,400	$503,400	$503,400
Total	$548,400	$548,400	$503,400	$503,400
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, November 24, 2021 and June 10, 2022, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of June 30, 2022, of up to $1,000,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or earlier upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. The interest charged on the JPM Funding Facility is based on SOFR, LIBOR (Dollar), SONIA, EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.225% prior to the transition date, and 2.375% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$4,512	$1,082	$7,754	$1,623
Facility unused commitment fees	668	146	1,134	361
Amortization of deferred financing costs	360	173	762	345
Total	$5,540	$1,401	$9,650	$2,329
Weighted average interest rate (excluding unused fees and financing costs)	3.32%	2.59%	2.97%	2.65%
Weighted average outstanding balance	$537,521	$165,455	$519,455	$121,907
During the three and six months ended June 30, 2022, the Company borrowed $88,000 and $125,000, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2021, the Company borrowed $124,000 and $181,400, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2022, the Company repaid $62,000 and repaid $80,000, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2021, the Company repaid $27,000 and repaid $32,000, respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$1,000,000	$548,400	$451,600	$750,000	$503,400	$246,600
Total	$1,000,000	$548,400	$451,600	$750,000	$503,400	$246,600

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act. As of June 30, 2022 and December 31, 2021, the Company had $451,600 and $246,600, respectively, of available capacity under JPM Funding Facility (subject to borrowing base restrictions).
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
As of June 30, 2022, the Company had $200,009 of unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $226,110 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of June 30, 2022 and December 31, 2021, the Company had $652,320 and $652,320 in total capital commitments from common stockholders, of which $187,800 and $227,800 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$4,807	$(129)
Net investment income (loss) after taxes	23,079	23,178
Accumulated realized gain (loss)	215	357
Net unrealized appreciation (depreciation)	(15,095)	3,133
Dividends declared	(24,743)	(21,840)
Tax reclassifications to equity of holders of Common Stock	—	108
Net distributable earnings (accumulated losses), end of period	$(11,737)	$4,807
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40.00
Total	1,865,672	$40.00
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 7, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
Total	4,472,236	$92.50

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
Total Distributions			$1.17	$24,711
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2021 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	3,467
Total Distributions			$0.72	$4,242
For the three and six months ended June 30, 2022, the Company accrued $16 and $32, respectively, of dividends to holders of the Series A Preferred Stock. For the three and six months ended June 30, 2021, the Company accrued $15 and $31 of dividends to holders of the Series A Preferred Stock.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$(2,562)	$5,472	$8,167	$8,606
Denominator - weighted average shares outstanding	21,248,667	6,058,001	20,749,146	5,095,183
Basic and diluted earnings per common share	$(0.12)	$0.90	$0.39	$1.69
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data:(1)
Net asset value, beginning of period	$21.20	$19.84
Net investment income (loss)	1.11	1.04
Net unrealized and realized gain (loss)(2)	(0.67)	0.62
Net increase (decrease) in net assets resulting from operations	0.44	1.66
Dividends declared	(1.17)	(0.72)
Issuance of common stock	—	0.04
Total increase (decrease) in net assets	(0.73)	0.98
Net asset value per common share, end of period	$20.47	$20.82
Common shares outstanding, end of period	22,109,747	8,346,500
Total return based on net asset value(3)	2.08%	8.57%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$452,659	$173,739
Weighted average common shares outstanding	20,749,146	5,095,183
Ratio of total expenses to average net assets(4)	5.09%	5.94%
Ratio of net investment income to average net assets(4)	10.43%	9.64%
Asset coverage ratio	182.46%	183.76%
Portfolio turnover rate	7.35%	5.63%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)
For the six months ended June 30, 2022 and June 30, 2021, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, if applicable.

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

On July 21, 2022, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 1,698,205 shares of the Company’s common stock, par value $0.001 per share for an aggregate offering price of $35 million. The sale closed on July 28, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to SL Investment Corp. and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
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
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
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

OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $150 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors, including first lien senior secured term loans (including unitranche loans) and, to a lessor extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate (“SOFR” or “S”) and prospectively, alternative reference rates).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity securities and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain other Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession, and the impact of new variants of the Coronavirus that have emerged in the United States and globally, has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, high oil prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment, including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Adviser continue to be fully operational.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments are expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iii) other operating expenses as detailed below:
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

PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of June 30, 2022, we had investments in 107 portfolio companies across 28 industries. Based on fair value as of June 30, 2022, more than 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Less than 0.1% of our debt portfolio at fair value had a fixed interest rate. As of June 30, 2022, our weighted average total yield of investments in debt securities at amortized cost was 8.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022.
As of December 31, 2021, we had investments in 82 portfolio companies across 26 industries. Based on fair value as of December 31, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of investments in debt securities at amortized cost was 7.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
Our portfolio as of June 30, 2022 and December 31, 2021 is presented below:

	As of
	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$964,572	$952,570	98.3%	$872,028	$875,168	98.5%
Second Lien Debt	8,333	8,316	0.9	7,416	7,485	0.8
Other Securities	7,524	7,686	0.8	6,383	6,412	0.7
Total	$980,429	$968,572	100.0%	$885,827	$889,065	100.0%
Our investment activities for the three months ended June 30, 2022 and June 30, 2021 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2022	June 30, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$105,751	$251,615
Less: Syndications	—	(6,808)
Net New Investments Committed/Purchased	105,751	244,807
Investments, at Cost
Investments, beginning of period	939,210	189,410
New investments purchased	91,520	197,531
Net accretion of discount on investments	1,206	426
Payment-in-kind	153	22
Net realized gain (loss) on investments	151	—
Investments sold or repaid	(51,811)	(11,641)
Investments, end of period	980,429	375,748
Amount of investments funded, at principal
First lien debt investments	91,106	196,032
Second lien debt investments	936	4,800
Other securities(2)	—	265
Total	92,042	201,097
Amount of investments sold/fully repaid, at principal
First lien debt investments	45,711	10,724
Total	$45,711	$10,724
Weighted average yield on debt and income producing investments, at cost(3)	8.0%	7.2%
Weighted average yield on debt and income producing investments, at fair value(3)	8.1%	7.1%
Number of portfolio companies	107	48
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value(4)	0.0%	0.1%
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
The distribution of our portfolio on the Adviser’s Internal Risk Rating System as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$18,526	2.1%	1
Risk rating 2	965,439	99.6	106	870,539	97.9	81
Risk rating 3	3,133	0.3	1	—	—	—
Risk rating 4	—	—	—	—	—	—
	$968,572	100.0%	107	$889,065	100.0%	82

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For The Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$18,009	$5,955	$34,337	$8,687
Less: Net expenses	6,410	1,949	11,258	3,403
Net investment income (loss)	11,599	4,006	23,079	5,284
Less: Excise tax expense	—	—	—	—
Net investment income (loss) after taxes	11,599	4,006	23,079	5,284
Net change in unrealized appreciation (depreciation)	(14,296)	1,481	(15,095)	3,353
Net realized gain (loss)	151	—	215	—
Net increase (decrease) in net assets resulting from operations	(2,546)	5,487	8,199	8,637
Preferred Stock dividend	(16)	(15)	(32)	(31)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$(2,562)	$5,472	$8,167	$8,606
Investment Income
Investment income was as follows:

	For The Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Interest income	$17,446	$5,075	$33,200	$7,640
Payment-in-kind interest income	60	22	119	43
Dividend income	66	—	126	—
Other income	437	858	892	1,004
Total investment income	$18,009	$5,955	$34,337	$8,687
Total investment income increased from $6.0 million for the three months ended June 30, 2021 to $18.0 million for the three months ended June 30, 2022. Total investment income from $8.7 million for the six months ended June 30, 2021 to $34.3 million for the six months ended June 30, 2022. The increases were primarily driven by our deployment of capital and invested balance of investments, partially offset against weighted average asset yield decrease. The size of our investment portfolio at fair value increased from $379.2 million as of June 30, 2021 to $968.6 million as of June 30, 2022. As of such dates, all our senior secured debt investments were income-producing an no investments were on non-accrual status.
Interest income on our investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022 and June 30, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the three months ended June 30, 2022 and June 30, 2021, respectively:

	For The Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expenses:
Interest expense and other financing expenses	$5,540	$1,401	$9,650	$2,329
Management fees	278	84	543	139
Organization and offering costs	—	52	—	181
Professional fees	238	213	516	394
Directors’ fees	52	51	103	101
Administrative service fees	—	1	—	16
General and other expenses	302	147	446	243
Excise tax expense	—	—	—	—
Total expenses (including taxes)	$6,410	$1,949	$11,258	$3,403
Interest Expense
Interest expense and other financing expenses increased from $1.4 million to $5.5 million for the three months ended June 30, 2022 and June 30, 2021. The increase was primarily driven by approximately $537.5 million of average borrowings at an average effective interest rate of 3.32% for the three months ended June 30, 2022 as compared to approximately $165.5 million of average borrowings at an average effective interest rate of 2.59% for the three months ended June 30, 2021.

Interest expense and other financing expenses increased from $2.3 million to $9.7 million for the six months ended June 30, 2022 and June 30, 2021. The increase was primarily driven by approximately $519.5 million of average borrowings at an average effective interest rate of 2.97% for the six months ended June 30, 2022 as compared to approximately $121.9 million of average borrowings at an average effective interest rate of 2.65% for the six months ended June 30, 2021.
Management Fee
Management fees increased to $0.3 million for the three months ended June 30, 2022 from $0.1 million for the three months ended June 30, 2021 due to an increase in cumulative capital called. Management fees increased to $0.5 million for the six months ended June 30, 2022 from $0.1 million for the six months ended June 30, 2021 due to an increase in cumulative capital called.
Other expenses
Professional fees include legal, audit, tax, and other professional fees incurred related to the management of our Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of certain expense incurred by our Administrator in performing its administrative obligations under the Restated Administration Agreement. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Preferred Stock.
For the three and six months ended June 30, 2022, the Company incurred $0 and $0 towards organization cost and amortization of offering cost, respectively. For the three and six months ended June 30, 2021, the Company incurred $52 and $181 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
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

For the three and six months ended June 30, 2022, the Company did not accrue U.S. federal excise taxes. For the three and six months ended June 30, 2021, the Company did not accrue any U.S. federal excise taxes.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For The Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$151	$—	$215	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,296)	1,481	(15,095)	3,353
Net realized and unrealized gains (losses)	$(14,145)	$1,481	$(14,880)	$3,353
For the three and six months ended June 30, 2022, net realized gain on our investments was $0.2 million and $0.2 million, respectively, primarily driven by the sale of debt investments in our portfolio. There were no realized gain/(loss) for the three and six months ended June 30, 2021,
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2022, net change in unrealized loss on our investments of $14.3 million and $15.1 million was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the three and six months ended June 30, 2021, net change in unrealized gain on our investments of $1.5 million and $3.4 million was primarily driven by the increases of valuations of our debt and equity investments in a tightening credit environment and generally strong portfolio company performance.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of June 30, 2022, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2022, we had approximately $45.1 million of cash, which taken together with our approximately $451.6 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $187.8 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Equity
As of June 30, 2022, we had received aggregate capital commitments of approximately $652.3 million. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022, were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40.00
Total	1,865,672	$40.00
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 were as follows (dollar amounts in millions):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22.50
May 7, 2021	1,679,463	35.00
June 28, 2021	1,679,463	35.00
Total	4,472,236	$92.50

Distributions
Common Stock
The following table summarizes our distributions declared and payable to holders of the Common Stock for the six months ended June 30, 2022 and June 30, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	10.8%	12,160
Total Distributions			$1.17		$24,711

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	6.2%	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	11.2%	3,467
Total Distributions			$0.72		$4,242
(1) Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.
Preferred Stock
For the six months ended June 30, 2022 and June 30, 2021, we accrued $32 and $31, respectively, of dividend to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$1,000,000	$548,400	$451,600	$750,000	$503,400	$246,600
Total	$1,000,000	$548,400	$451,600	$750,000	$503,400	$246,600

JPM Funding Facility

On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, November 24, 2021 and June 10, 2022, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of June 30, 2022, of up to $1,000,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or earlier upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. The interest charged on the JPM Funding Facility is based on SOFR, LIBOR (Dollar), SONIA, EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.225% prior to the transition date, and 2.375% subsequent to the transition date, as set forth in the JPM Funding Facility.
For the three and six months ended June 30, 2022, we borrowed $88,000 and $125,000, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2021, we borrowed $124,000 and $181,400, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2022, we repaid $62,000 and repaid $80,000, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2021, we repaid $27,000 and repaid $32,000, respectively, under the JPM Funding Facility.
RECENT DEVELOPMENTS
Subsequent to June 30, 2022 through August 10, 2022, we have closed or the Investment Committee has committed/approved approximately $22.9 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $22.6 million were first lien senior secured loans and $0.3 million were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus.

On July 21, 2022, we delivered a capital drawdown notice to our stockholders relating to the sale of approximately 1,698,205 shares of our common stock, par value $0.001 per share for an aggregate offering price of $35 million. The sale closed on July 28, 2022.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of June 30, 2022, 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$29,674	$(16,452)	$13,222
Up 200 basis points	$19,780	$(10,968)	$8,812
Up 100 basis points	$9,886	$(5,484)	$4,402
Down 100 basis points	$(8,321)	$5,484	$(2,837)
Down 200 basis points	$(11,353)	$10,968	$(385)
Down 300 basis points	$(11,674)	$12,558	$884
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Reports on Form 8-K filed on May 19, 2022 and July 2, 2021 for issuance of our Common Stock for the six months ended June 30, 2022. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1*
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, incorporating Amendments No. 1-3, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto.

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

SL Investment Corp.

August 10, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

August 10, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)