Form 10-Q
period 2022-09-30
SL Investment Corp.
filed 2022-11-09
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 9, 2022, there was no established public market for the registrant’s common stock.
As of November 9, 2022, the Registrant had 23,807,951 shares of common stock, $0.001 par value, outstanding.

SL Investment Corp.

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiaries (the "Company"), including the consolidated schedule of investments as of September 30, 2022, and the related consolidated statements of operations, changes in net assets for the three-month and nine-month periods ended September 30, 2022, and 2021, and cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
New York, NY
November 9, 2022

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,019,313 and $885,827 at September 30, 2022 and December 31, 2021, respectively)	$1,000,469	$889,065
Cash	31,212	20,232
Deferred financing costs	6,487	6,403
Subscription receivable	—	33,190
Interest and dividend receivable from non-controlled/non-affiliated investments	6,144	3,468
Receivable for investments sold/repaid	19,446	53
Prepaid expenses and other assets	12	97
Total assets	1,063,770	952,508

Liabilities
Debt	557,400	503,400
Payable to affiliates (Note 3)	817	1,363
Financing costs payable	1,669	2,226
Dividends payable	13,333	11,273
Management fees payable	301	214
Interest payable	7,085	2,416
Accrued expenses and other liabilities	1,643	1,892
Total liabilities	582,248	522,784

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 23,807,951 and 20,244,075 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	24	20
Paid-in capital in excess of par value of Common Stock	499,372	424,376
Net distributable earnings (accumulated losses)	(18,395)	4,807
Total net assets	481,522	429,724
Total liabilities and net assets	$1,063,770	$952,508
Net asset value per common share	$20.20	$21.20

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$21,884	$9,065	$55,084	$16,705
Payment-in-kind interest income	144	67	263	110
Dividend income	115	—	241	—
Other income	440	506	1,332	1,510
Total investment income	22,583	9,638	56,920	18,325

Expenses:
Interest expense and other financing expenses	8,030	2,177	17,680	4,506
Management fees	301	137	844	276
Organization and offering costs	—	20	—	201
Professional fees	370	215	886	619
Directors’ fees	51	52	154	153
Administrative service fees	—	—	—	6
General and other expenses	155	132	601	375
Total expenses	8,907	2,733	20,165	6,136
Net investment income (loss) before taxes	13,676	6,905	36,755	12,189
Excise tax expense	—	—	—	—
Net investment income (loss) after taxes	13,676	6,905	36,755	12,189

Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss) from non-controlled/non-affiliated investments:	—	52	215	52
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments:	(6,986)	1,135	(22,081)	4,488
Net realized and unrealized gains (losses)	(6,986)	1,187	(21,866)	4,540
Net increase (decrease) in net assets resulting from operations	6,690	8,092	14,889	16,729
Preferred Stock dividend	(16)	(16)	(47)	(47)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$6,674	$8,076	$14,842	$16,682
Per common share information—basic and diluted
Net investment income (loss) per common share:	$0.59	$0.69	$1.70	$1.81
Earnings per common share:	$0.29	$0.81	$0.69	$2.47
Weighted average common shares outstanding (Note 9):	23,309,565	9,985,649	21,611,998	6,743,252

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net assets at beginning of period	$453,180	$174,260	$429,724	$77,396
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	13,676	6,905	36,755	12,189
Net realized gain (loss)	—	52	215	52
Net change in unrealized appreciation (depreciation)	(6,986)	1,135	(22,081)	4,488
Net increase (decrease) in net assets resulting from operations	6,690	8,092	14,889	16,729

Capital transactions:
Issuance of Common Stock	35,000	95,000	75,000	187,500
Dividends declared on Preferred Stock and Common Stock (Note 8)	(13,348)	(6,278)	(38,091)	(10,551)
Net increase (decrease) in net assets resulting from capital transactions	21,652	88,722	36,909	176,949
Total increase (decrease) in net assets	28,342	96,814	51,798	193,678
Net assets at end of period	$481,522	$271,074	$481,522	$271,074

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,889	$16,729
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	22,081	(4,488)
Net realized (gain) loss on investments	(215)	(52)
Net accretion of discount and amortization of premium on investments	(3,466)	(1,311)
Payment-in-kind interest and dividend capitalized	(333)	(66)
Amortization of deferred financing costs	1,276	609
Amortization of deferred offering costs	—	59
Purchases of investments and change in payable for investments purchased	(243,662)	(496,452)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	94,798	30,392
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,676)	(3,184)
(Increase) decrease in prepaid expenses and other assets	85	67
(Decrease) increase in payable to affiliates	(546)	943
(Decrease) increase in management fee payable	87	110
(Decrease) increase in interest payable	4,669	1,316
(Decrease) increase in accrued expenses and other liabilities	(249)	565
Net cash provided by (used in) operating activities	(113,262)	(454,763)

Cash flows from financing activities:
Borrowings on debt	165,000	391,900
Repayments on debt	(111,000)	(124,000)
Proceeds from issuance of Common Stock	108,190	187,500
Deferred financing costs paid	(1,917)	(1,753)
Dividends paid in cash	(36,031)	(4,356)
Offering costs paid	—	(1)
Net cash provided by (used in) financing activities	124,242	449,290
Net increase (decrease) in cash	10,980	(5,473)
Cash, beginning of period	20,232	25,877
Cash, end of period	$31,212	$20,404

Supplemental information and non-cash activities:
Excise tax paid	$45	$—
Interest expense paid	$11,734	$2,061
Accrued but unpaid dividends	$13,333	$6,278
Accrued but unpaid deferred financing costs during the period	$636	$1,300

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	8.67%	12/22/2026	12,140	$11,915	$11,916	2.47%
Jonathan Acquisition Company	(4) (6) (13)	L + 5.00%	8.67%	12/22/2025	1,304	1,273	1,269	0.26
Mantech International CP	(4) (5) (7)	S + 5.75%	8.77%	09/14/2029	10,800	10,585	10,585	2.20
Mantech International CP	(4) (7) (13)	S + 5.75%	8.77%	09/14/2029	—	(26)	(26)	(0.01)
Mantech International CP	(4) (7) (13)	S + 5.75%	8.77%	09/14/2028	250	219	218	0.05
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	9.92%	04/22/2027	7,834	7,771	7,657	1.59
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	9.92%	04/22/2027	7,710	7,581	7,532	1.56
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	9.92%	04/22/2027	238	232	220	0.05
Two Six Labs, LLC	(4) (5) (7)	L + 5.50%	8.53%	08/20/2027	4,709	4,629	4,570	0.95
Two Six Labs, LLC	(4) (7) (13)	L + 5.50%	8.53%	08/20/2027	910	887	856	0.18
Two Six Labs, LLC	(4) (7) (13)	L + 5.50%	8.53%	08/20/2027	—	(15)	(27)	(0.01)
						45,051	44,770	9.30
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	S + 5.75%	9.42%	06/11/2027	2,394	2,348	2,348	0.49
Omni Intermediate Holdings, LLC	(4) (5) (6)	S + 5.00%	8.69%	12/30/2026	14,608	14,481	13,896	2.89
Omni Intermediate Holdings, LLC	(4) (6) (13)	S + 5.00%	8.69%	12/30/2026	733	719	651	0.14
Omni Intermediate Holdings, LLC	(4) (6) (13)	S + 5.00%	8.69%	12/30/2025	—	(12)	(64)	(0.01)
						17,536	16,831	3.50
Auto Components
Continental Battery Company	(4) (5) (6)	L + 6.75%	10.42%	01/20/2027	6,203	6,093	5,907	1.23
Sonny's Enterprises, Inc.	(4) (5) (6)	S + 6.75%	8.76%	08/05/2026	5,017	4,937	4,784	0.99
Sonny's Enterprises, Inc.	(4) (5) (6)	S + 6.75%	8.76%	08/05/2026	10,252	10,025	9,576	1.99
Spectrum Automotive Holdings Corp.	(4) (5) (7)	L + 5.75%	9.42%	06/29/2028	10,162	10,031	9,560	1.99
Spectrum Automotive Holdings Corp.	(4) (7) (13)	L + 5.75%	9.42%	06/29/2028	1,416	1,389	1,249	0.26
Spectrum Automotive Holdings Corp.	(4) (7) (13)	L + 5.75%	9.42%	06/29/2027	—	(5)	(22)	—
						32,470	31,054	6.45

Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S + 5.50%	8.68%	02/28/2025	8,908	8,786	8,630	1.79
ARI Network Services, Inc.	(4) (5) (7)	S + 5.50%	8.68%	02/28/2025	1,560	1,538	1,511	0.31
ARI Network Services, Inc.	(4) (7) (13)	S + 5.50%	8.68%	02/28/2025	390	372	349	0.07
Summit Buyer, LLC	(4) (5) (6)	L + 5.75%	9.92%	01/14/2026	9,504	9,355	9,414	1.96
Summit Buyer, LLC	(4) (6) (13)	L + 5.75%	9.92%	01/14/2026	11,310	11,113	11,180	2.32
Summit Buyer, LLC	(4) (6) (13)	L + 5.75%	9.92%	01/14/2026	—	(15)	(10)	—
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	8.88%	12/02/2025	16,302	16,060	15,676	3.26

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	8.88%	12/02/2025	1,492	$1,468	$1,435	0.30%
						48,677	48,185	10.01
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	7.96%	04/27/2027	6,427	6,375	6,209	1.29
GraphPad Software, LLC	(4) (6) (13)	L + 5.50%	7.96%	04/27/2027	—	(6)	(25)	(0.01)
						6,369	6,184	1.28
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S + 5.75%	8.99%	12/22/2027	1,536	1,507	1,458	0.30
V Global Holdings, LLC	(4) (7) (13)	S + 5.75%	8.99%	12/22/2025	29	25	18	—
						1,532	1,476	0.31
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	7.03%	12/23/2026	7,425	7,318	7,252	1.51
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	7.03%	12/23/2026	2,382	2,355	2,326	0.48
365 Retail Markets, LLC	(4) (6) (13)	L + 4.75%	7.03%	12/23/2026	600	583	572	0.12
Encore Holdings, LLC	(4) (5) (7)	L + 4.50%	8.17%	11/23/2028	9,271	9,125	8,994	1.87
Encore Holdings, LLC	(4) (7) (13)	L + 4.50%	8.17%	11/23/2028	8,120	7,914	7,584	1.58
Encore Holdings, LLC	(4) (7) (13)	L + 4.50%	8.17%	11/23/2027	—	(40)	(81)	(0.02)
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	8.78%	12/15/2028	16,581	16,280	16,210	3.37
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	8.78%	12/15/2028	3,605	3,537	3,524	0.73
FLS Holding, Inc.	(4) (6) (9) (13)	L + 5.25%	8.78%	12/17/2027	—	(25)	(32)	(0.01)
PDFTron Systems, Inc	(4) (5) (6) (9)	S + 5.50%	8.56%	07/15/2027	13,068	12,881	12,553	2.61
PDFTron Systems, Inc	(4) (5) (6) (9)	S + 5.50%	8.56%	07/15/2027	4,200	4,127	4,035	0.84
PDFTron Systems, Inc	(4) (6) (9) (13)	S + 5.50%	8.56%	07/15/2026	1,650	1,600	1,520	0.32
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L + 5.25%	8.00%	12/20/2028	15,754	15,467	15,132	3.14
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (13)	L + 5.25%	8.00%	12/01/2028	—	(28)	(125)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (13)	L + 5.25%	8.00%	12/01/2026	—	(16)	(38)	(0.01)
QW Holding Corporation	(4) (5) (6)	L + 5.50%	7.96%	08/31/2026	3,308	3,262	3,205	0.67
QW Holding Corporation	(4) (6) (13)	L + 5.50%	7.96%	08/31/2026	378	370	352	0.07
QW Holding Corporation	(4) (6) (13)	L + 5.50%	7.96%	08/31/2026	—	(11)	(26)	(0.01)
Sherlock Buyer Corp.	(4) (5) (7)	L + 5.75%	9.42%	12/08/2028	18,600	18,263	18,074	3.75
Sherlock Buyer Corp.	(4) (7) (13)	L + 5.75%	9.42%	12/08/2028	—	(48)	(153)	(0.03)
Sherlock Buyer Corp.	(4) (7) (13)	L + 5.75%	9.42%	12/08/2027	—	(37)	(61)	(0.01)
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	9.42%	11/30/2026	2,909	2,866	2,747	0.57
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	9.42%	11/30/2026	1,947	1,917	1,833	0.38
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	9.42%	11/30/2026	—	(7)	(26)	(0.01)
Tamarack Intermediate, LLC	(4) (5) (7)	L + 5.50%	9.23%	03/13/2028	5,486	5,384	5,209	1.08
Tamarack Intermediate, LLC	(4) (7) (13)	L + 5.50%	9.23%	03/13/2028	—	(16)	(45)	(0.01)

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Valcourt Holdings II, LLC	(4) (5) (6)	S + 5.25%	8.95%	01/07/2027	12,669	$12,477	$12,303	2.56%
Valcourt Holdings II, LLC	(4) (6) (13)	S + 5.25%	8.95%	01/07/2027	1,917	1,884	1,851	0.38
VRC Companies, LLC	(4) (5) (7)	S + 5.75%	8.52%	06/29/2027	20,984	20,724	20,681	4.29
VRC Companies, LLC	(4) (5) (7)	S + 5.75%	8.52%	06/29/2027	2,392	2,357	2,357	0.49
VRC Companies, LLC	(4) (5) (7)	S + 5.75%	8.52%	06/29/2027	3,529	3,486	3,478	0.72
VRC Companies, LLC	(4) (7) (13)	S + 5.75%	8.52%	06/29/2027	411	370	370	0.08
VRC Companies, LLC	(4) (13)	S + 5.75%	8.52%	06/29/2027	106	98	96	0.02
						154,417	151,671	31.50
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L + 5.50%	8.58%	10/19/2028	14,699	14,437	14,699	3.05
KPSKY Acquisition, Inc.	(4) (13)	P + 4.50%	10.75%	10/19/2028	1,913	1,863	1,913	0.40
						16,300	16,612	3.45
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L + 5.50%	8.74%	12/11/2028	23,546	23,119	21,964	4.56
Fortis Solutions Group, LLC	(4) (5) (7)	L + 5.50%	9.17%	10/13/2028	8,251	8,105	8,251	1.71
Fortis Solutions Group, LLC	(4) (7) (13)	L + 5.50%	9.17%	10/13/2028	2,986	2,928	2,986	0.62
Fortis Solutions Group, LLC	(4) (7) (13)	L + 5.50%	9.17%	10/15/2028	—	(7)	—	—
Fortis Solutions Group, LLC	(4) (7) (13)	L + 5.50%	9.17%	10/15/2027	77	57	77	0.02
						34,202	33,278	6.91
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S + 5.50%	7.89%	11/30/2026	9,631	9,433	9,434	1.96
48Forty Solutions, LLC	(4) (6)	S + 5.50%	7.89%	11/30/2026	339	333	333	0.07
48Forty Solutions, LLC	(4) (13)	P + 4.50%	10.75%	11/30/2026	1,056	1,028	1,028	0.21
PT Intermediate Holdings III, LLC	(4) (7) (13)	L + 5.50%	9.17%	11/01/2028	15,180	15,044	15,180	3.15
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	9.17%	11/01/2028	8,446	8,370	8,446	1.75
						34,208	34,421	7.15
Diversified Consumer Services
Assembly Intermediate, LLC	(4) (5) (6)	L + 6.50%	9.38%	10/19/2027	8,889	8,734	8,493	1.76
Assembly Intermediate, LLC	(4) (6) (13)	L + 6.50%	9.38%	10/19/2027	800	774	701	0.15
Assembly Intermediate, LLC	(4) (6) (13)	L + 6.50%	9.38%	10/19/2027	178	163	138	0.03
FPG Intermediate Holdco, LLC	(4) (6)	S + 6.50%	9.20%	03/05/2027	839	823	823	0.17
FPG Intermediate Holdco, LLC	(4) (6) (13)	S + 6.50%	9.20%	03/05/2027	—	(50)	(50)	(0.01)
Heartland Home Services	(4) (7) (13)	L + 5.75%	8.80%	12/15/2026	1,588	1,573	1,510	0.31
Lightspeed Solution, LLC	(4) (5) (7)	S + 6.00%	9.04%	03/01/2028	3,780	3,711	3,618	0.75
Lightspeed Solution, LLC	(4) (7) (13)	S + 6.00%	9.04%	03/01/2028	—	(11)	(52)	(0.01)
LUV Car Wash Group, LLC	(4) (5) (7)	L + 5.50%	7.97%	12/09/2026	723	714	698	0.14
Magnolia Wash Holdings	(4) (5) (6)	S + 6.50%	9.13%	07/08/2028	1,694	1,661	1,661	0.34

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(4) (6) (13)	S + 6.50%	9.13%	07/08/2028	154	$149	$149	0.03%
Magnolia Wash Holdings	(4) (6)	S + 6.50%	9.13%	07/08/2028	71	70	70	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S + 6.00%	8.34%	10/16/2023	3,452	3,437	3,452	0.72
Mammoth Holdings, LLC	(4) (5) (6)	S + 6.00%	8.34%	10/16/2023	15,453	15,387	15,453	3.21
Mammoth Holdings, LLC	(4) (6) (13)	S + 6.00%	8.34%	10/16/2023	—	(2)	—	—
Spotless Brands, LLC	(4) (5) (6)	S + 6.50%	9.19%	07/25/2028	1,439	1,410	1,411	0.29
Spotless Brands, LLC	(4) (6) (13)	S + 6.50%	9.19%	07/25/2028	73	70	70	0.01
Spotless Brands, LLC	(4) (6) (13)	S + 6.50%	9.19%	07/25/2028	33	32	32	0.01
						38,645	38,177	7.93
Diversified Financial Services
Applitools, Inc	(4) (5) (7) (9)	S + 5.75%	8.78%	05/25/2029	1,404	1,377	1,371	0.28
Applitools, Inc	(4) (7) (9) (13)	S + 5.75%	8.78%	05/25/2028	—	(4)	(5)	—
SitusAMC Holdings Corp.	(4) (5) (7)	L + 5.75%	9.42%	12/22/2027	7,164	7,100	6,916	1.44
Smarsh, Inc.	(4) (5) (7)	S + 6.50%	10.05%	02/16/2029	4,286	4,206	4,145	0.86
Smarsh, Inc.	(4) (7) (13)	S + 6.50%	10.05%	02/16/2029	—	(10)	(35)	(0.01)
Smarsh, Inc.	(4) (7) (13)	S + 6.50%	10.05%	02/16/2029	—	(5)	(9)	—
						12,664	12,383	2.57
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S + 5.75%	7.86%	07/06/2028	1,756	1,722	1,722	0.36
Abracon Group Holdings, LLC	(4) (7) (13)	S + 5.75%	7.86%	07/06/2028	—	(3)	(3)	—
Abracon Group Holdings, LLC	(4) (7) (13)	S + 5.75%	7.86%	07/06/2028	—	(3)	(3)	—
Dwyer Instruments, Inc.	(4) (5) (7)	L + 5.50%	8.82%	07/21/2027	2,556	2,507	2,507	0.52
Dwyer Instruments, Inc.	(4) (7) (13)	L + 5.50%	8.82%	07/21/2027	—	(6)	(6)	—
Dwyer Instruments, Inc.	(4) (7) (13)	L + 5.50%	8.82%	07/21/2027	50	44	44	0.01
						4,261	4,261	0.88
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 7.25%; (incl. 1.00% PIK)	10.67%	12/18/2025	3,595	3,546	2,991	0.62
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	8.88%	07/12/2027	4,028	3,961	3,869	0.80
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S + 6.00%	9.98%	04/03/2028	4,750	4,692	4,547	0.94
DCA Investment Holdings, LLC	(4) (5) (7) (13)	S + 6.00%	9.98%	04/03/2028	910	892	859	0.18
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S + 5.50%	8.33%	09/22/2024	752	746	736	0.15
Gateway US Holdings, Inc.	(4) (7) (9) (13)	S + 5.50%	8.33%	09/22/2024	173	171	168	0.03
Gateway US Holdings, Inc.	(4) (7) (9) (13)	S + 5.50%	8.33%	09/22/2024	17	16	16	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S + 4.75%	7.63%	12/10/2026	3,885	3,852	3,771	0.78

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(4) (6) (13)	S + 4.75%	7.63%	12/10/2026	3,364	$3,291	$3,106	0.65%
Heartland Veterinary Partners, LLC	(4) (6) (13)	S + 4.75%	7.63%	12/10/2026	—	(7)	(23)	—
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	8.63%	09/01/2027	3,898	3,832	3,738	0.78
Promptcare Infusion Buyer, Inc.	(4) (6) (13)	L + 6.00%	8.63%	09/01/2027	379	364	321	0.07
Southern Veterinary Partners, LLC	(4) (5) (6)	S + 5.50%	8.45%	10/05/2027	285	280	271	0.06
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	L + 5.75%	9.42%	01/02/2029	4,353	4,293	4,119	0.86
Stepping Stones Healthcare Services, LLC	(4) (7) (13)	L + 5.75%	9.42%	01/02/2029	125	118	58	0.01
Stepping Stones Healthcare Services, LLC	(4) (13)	P + 4.75%	11.00%	12/30/2026	25	17	(9)	—
Suveto Buyer, LLC	(4) (5) (7) (13)	L + 5.00%	8.67%	09/09/2027	4,739	4,693	4,543	0.94
Suveto Buyer, LLC	(4) (7) (13)	L + 5.00%	8.67%	09/09/2027	194	186	179	0.04
Vardiman Black Holdings, LLC	(4) (5) (8)	S + 8.00%	10.29%	03/18/2027	2,280	2,259	2,152	0.45
Vardiman Black Holdings, LLC	(4) (8) (13)	S + 8.00%	10.29%	03/18/2027	2,406	2,381	2,254	0.47
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S + 5.65%	6.25%	03/23/2028	498	485	467	0.10
						32,561	31,273	6.49
Health Care Technology
Intelerad Medical System Incorporated	(4) (6) (9)	S + 6.50%	10.22%	08/21/2026	938	910	910	0.19
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.75%	9.02%	02/03/2026	4,233	4,152	4,115	0.85
Lightspeed Buyer, Inc.	(4) (6) (13)	L + 5.75%	9.02%	02/03/2026	3,086	3,011	2,962	0.62
						8,073	7,987	1.66
Insurance Services
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.50%	9.17%	10/29/2028	18,460	18,213	18,161	3.77
Foundation Risk Partners, Corp.	(4) (5) (7)	L + 5.50%	9.17%	10/29/2028	4,015	3,962	3,950	0.82
Foundation Risk Partners, Corp.	(4) (7) (13)	L + 5.50%	9.17%	10/29/2027	104	79	72	0.01
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	8.92%	09/29/2028	12,150	11,943	11,623	2.41
Galway Borrower, LLC	(4) (7) (13)	L + 5.25%	8.92%	09/29/2028	863	829	783	0.16
Galway Borrower, LLC	(4) (7) (13)	L + 5.25%	8.92%	09/30/2027	290	276	252	0.05
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.25%	8.37%	11/25/2026	6,176	6,107	6,005	1.25
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	8.81%	04/14/2028	4,293	4,222	4,168	0.87
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	8.81%	04/14/2028	17,241	16,946	16,736	3.48
High Street Buyer, Inc.	(4) (7) (13)	L + 6.00%	8.81%	04/16/2027	—	(14)	(27)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (5) (6)	L + 5.50%	7.87%	08/27/2025	32,090	31,770	32,090	6.66
Keystone Agency Investors	(4) (5) (6)	S + 6.00%	9.70%	05/03/2027	2,459	2,427	2,377	0.49
Keystone Agency Investors	(4) (6) (13)	S + 6.00%	9.70%	05/03/2027	2,710	2,666	2,595	0.54
Oakbridge Insurance Agency LLC	(4) (5) (6)	S + 5.75%	8.89%	12/31/2026	165	162	158	0.03
Oakbridge Insurance Agency LLC	(4) (6) (13)	S + 5.75%	8.89%	12/31/2026	138	128	81	0.02
Oakbridge Insurance Agency LLC	(4) (6) (13)	S + 5.75%	8.89%	12/31/2026	11	10	9	—
Patriot Growth Insurance Services, LLC	(4) (13)	L + 5.50%	8.77%	10/14/2028	—	(6)	(6)	—

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	9.15%	11/01/2028	7,432	$7,366	$7,068	1.47%
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	9.15%	11/01/2028	285	281	271	0.06
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	9.15%	11/01/2028	2,070	2,051	1,968	0.41
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (13)	L + 6.00%	9.15%	11/01/2028	549	540	514	0.11
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (13)	L + 6.00%	9.15%	11/01/2027	—	(3)	(17)	—
RSC Acquisition, Inc.	(4) (5) (7)	L + 5.50%	8.94%	10/30/2026	5,413	5,367	5,413	1.12
RSC Acquisition, Inc.	(4) (7)	L + 5.50%	8.94%	10/30/2026	5,176	5,133	5,176	1.07
World Insurance Associates, LLC	(4) (5) (6)	S + 5.75%	9.30%	04/01/2026	14,972	14,676	14,476	3.01
World Insurance Associates, LLC	(4) (5) (6)	S + 5.75%	9.30%	04/01/2026	11,682	11,487	11,296	2.35
World Insurance Associates, LLC	(4) (6) (13)	S + 5.75%	9.30%	04/01/2026	267	253	235	0.05
						146,871	145,427	30.20
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S + 5.50%	7.84%	10/30/2026	9,512	9,364	9,146	1.90
FMG Suite Holdings, LLC	(4) (5) (6)	S + 5.50%	7.84%	10/30/2026	2,250	2,217	2,163	0.45
FMG Suite Holdings, LLC	(4) (5) (6) (13)	S + 5.50%	7.84%	10/30/2026	—	(17)	(43)	(0.01)
Spectrio, LLC	(4) (5) (6)	L + 6.00%	9.13%	12/09/2026	11,348	11,204	11,068	2.30
Spectrio, LLC	(4) (6) (13)	L + 6.00%	9.13%	12/09/2026	4,551	4,451	4,190	0.87
Spectrio, LLC	(4) (6) (13)	L + 6.00%	9.13%	12/09/2026	497	478	464	0.10
Triple Lift, Inc.	(4) (5) (7)	S + 5.50%	9.30%	05/08/2028	11,850	11,652	11,350	2.36
Triple Lift, Inc.	(4) (7) (13)	S + 5.50%	9.30%	05/08/2028	657	630	585	0.12
						39,979	38,923	8.08
IT Services
Atlas Purchaser, Inc.	(6)	L + 5.25%	8.12%	05/08/2028	3,833	3,769	2,971	0.62
Donuts, Inc.	(4) (5) (6)	S + 6.00%	8.91%	12/29/2026	6,141	6,047	6,000	1.25
Donuts, Inc.	(4) (5) (6)	S + 6.00%	8.91%	12/29/2027	3,376	3,376	3,299	0.69
Donuts, Inc.	(4) (6) (13)	S + 6.00%	8.91%	12/29/2027	—	—	(36)	(0.01)
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	9.17%	08/04/2027	17,083	16,725	16,282	3.38
Govbrands Intermediate, Inc.	(4) (5) (7) (13)	L + 5.50%	9.17%	08/04/2027	3,844	3,746	3,579	0.74
Govbrands Intermediate, Inc.	(4) (7) (13)	L + 5.50%	9.17%	08/04/2027	504	468	419	0.09
Long Term Care Group, Inc.	(4) (5) (7)	L + 6.00%	8.82%	09/08/2027	1,990	1,953	1,910	0.40
Redwood Services Group, LLC	(4) (5) (7)	S + 6.00%	9.31%	06/15/2029	1,818	1,782	1,738	0.36
Redwood Services Group, LLC	(4) (7) (13)	S + 6.00%	9.31%	06/15/2029	—	(4)	(19)	—
Syntax Systems Ltd	(4) (5) (7) (9)	L + 5.50%	8.62%	10/29/2028	15,232	15,096	14,228	2.95
Syntax Systems Ltd	(4) (7) (9) (13)	L + 5.50%	8.62%	10/29/2028	—	(35)	(264)	(0.05)
Syntax Systems Ltd	(4) (7) (9) (13)	L + 5.50%	8.62%	10/29/2026	1,069	1,056	964	0.20
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	9.67%	01/22/2027	7,262	7,150	7,080	1.47
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	9.67%	01/22/2027	6,055	5,951	5,893	1.22

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(4) (13)	P + 6.25%	11.25%	01/22/2027	91	$80	$74	0.02%
Upstack Holdco, Inc.	(4) (5) (6)	L + 5.50%	8.60%	08/20/2027	4,183	4,095	4,154	0.86
Upstack Holdco, Inc.	(4) (5) (6) (13)	L + 5.50%	8.60%	08/20/2027	1,414	1,376	1,401	0.29
Upstack Holdco, Inc.	(4) (6) (13)	L + 5.50%	8.60%	08/20/2027	—	(8)	(3)	—
						72,623	69,670	14.47
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S + 5.00%	8.67%	11/16/2026	19,734	19,559	19,459	4.04
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S + 5.00%	8.67%	11/16/2026	1,684	1,667	1,661	0.34
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (13)	S + 5.00%	8.67%	11/16/2026	980	965	957	0.20
						22,191	22,077	4.58
Machinery
Answer Acquisition, LLC	(4) (5) (6)	L + 5.75%	9.42%	12/30/2026	12,903	12,678	12,382	2.57
Answer Acquisition, LLC	(4) (6) (13)	L + 5.75%	9.42%	12/30/2026	—	(17)	(40)	(0.01)
MHE Intermediate Holdings, LLC	(4) (6)	S + 6.25%	9.50%	07/21/2027	12,339	12,131	11,975	2.49
MHE Intermediate Holdings, LLC	(4) (5) (6)	S + 6.25%	9.50%	07/21/2027	1,594	1,567	1,547	0.32
MHE Intermediate Holdings, LLC	(4) (6) (13)	S + 6.25%	9.50%	07/21/2027	—	(17)	(32)	(0.01)
						26,342	25,832	5.36
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	8.02%	12/22/2027	10,714	10,586	10,369	2.15
AWP Group Holdings, Inc.	(4) (5) (6) (13)	L + 4.75%	8.02%	12/22/2027	1,571	1,542	1,469	0.31
AWP Group Holdings, Inc.	(4) (6) (13)	L + 4.75%	8.02%	12/22/2026	647	627	586	0.12
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S + 4.75%	8.03%	06/26/2026	4,428	4,365	4,300	0.89
Ground Penetrating Radar Systems, LLC	(4) (6) (13)	S + 4.75%	8.03%	06/26/2025	309	301	289	0.06
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	7.62%	11/02/2026	5,429	5,390	5,338	1.11
Vessco Midco Holdings, LLC	(4) (6)	L + 4.50%	7.62%	11/02/2026	3,537	3,513	3,478	0.72
Vessco Midco Holdings, LLC	(4) (13)	P + 3.50%	9.75%	10/18/2026	119	113	104	0.02
						26,437	25,933	5.39
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5) (6)	S + 5.25%	7.36%	04/07/2028	389	383	381	0.08
Energy Labs Holdings Corp.	(4) (6) (13)	S + 5.25%	7.36%	04/07/2028	—	—	(1)	—
Energy Labs Holdings Corp.	(4) (6) (13)	S + 5.25%	7.36%	04/07/2028	18	17	17	—
						400	397	0.08
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	8.54%	03/10/2027	7,999	7,858	7,900	1.64
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	L + 6.25%	8.54%	03/10/2027	838	831	827	0.17
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	8.54%	03/10/2027	—	(11)	(7)	—

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares		Cost(3)		Fair Value		Percentage of Net Assets
Bullhorn, Inc.	(4) (6)	L + 5.75%	9.42%	09/30/2026	171		$169		$171		0.04%
Bullhorn, Inc.	(4) (6)	L + 5.75%	9.42%	09/30/2026	19		19		19		—
Bullhorn, Inc.	(4) (6) (13)	L + 5.75%	9.42%	09/30/2026	4		4		4		—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	6.47%	10/01/2027	8,604		8,456		8,604		1.79
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	6.47%	10/01/2027	9,225		9,022		9,225		1.92
KWOR Acquisition, Inc	(4) (5) (7)	L + 5.25%	8.91%	12/22/2028	876		864		830		0.17
KWOR Acquisition, Inc	(4) (7) (13)	P + 4.25%	10.50%	12/22/2027	35		34		29		0.01
							27,246		27,602		5.73
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S + 6.50%; (incl. 2.50% PIK)	8.88%	07/02/2027	6,924		6,869		6,602		1.37
Associations, Inc.	(4) (6) (13)	S + 6.50%; (incl. 2.50% PIK)	8.88%	07/02/2027	6,137		6,076		5,797		1.20
Associations, Inc.	(4) (6) (13)	S + 6.50%; (incl. 2.50% PIK)	8.88%	07/02/2027	—		(6)		(37)		(0.01)
MRI Software, LLC	(4) (6)	L + 5.50%	9.17%	02/10/2026	960		956		940		0.20
MRI Software, LLC	(4) (6) (13)	L + 5.50%	9.17%	02/10/2026	—		(4)		(44)		(0.01)
Pritchard Industries, LLC	(4) (5) (7)	L + 5.50%	9.17%	10/13/2027	10,970		10,780		10,345		2.15
Pritchard Industries, LLC	(4) (7) (13)	L + 5.50%	9.17%	10/13/2027	2,097		2,055		1,947		0.40
Zarya Intermediate, LLC	(4) (5) (6) (9)	S + 6.50%	10.02%	07/01/2027	9,533		9,533		9,533		1.98
Zarya Intermediate, LLC	(4) (6) (9) (13)	S + 6.50%	10.02%	07/01/2027	—	0	—	—	—	0	—
							36,259		35,083		7.29
Software
Alert Media, Inc.	(4) (5) (6)	S + 5.00%	7.74%	04/12/2027	16,000		15,787		16,000		3.32
Alert Media, Inc.	(4) (6) (13)	S + 5.00%	7.74%	04/12/2027	—		(75)		—		—
Alert Media, Inc.	(4) (6) (13)	S + 5.00%	7.74%	04/10/2026	—		(8)		—		—
Anaplan, Inc.	(4) (5) (7)	S + 6.50%	9.53%	06/21/2029	3,900		3,824		3,815		0.79
Appfire Technologies, LLC	(4) (5) (6)	S + 5.50%	8.63%	03/09/2027	4,064		4,048		3,905		0.81
Appfire Technologies, LLC	(4) (6) (13)	S + 5.50%	8.63%	03/09/2027	1,535		1,505		1,379		0.29
Appfire Technologies, LLC	(4) (6) (13)	S + 5.50%	8.63%	03/09/2027	2		2		1		—
CLEO Communications Holding, LLC	(4) (5) (6)	L + 6.50%	9.69%	06/09/2027	17,142		17,002		16,429		3.41
CLEO Communications Holding, LLC	(4) (6) (13)	L + 6.50%	9.69%	06/09/2027	—		(42)		(223)		(0.05)
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	9.85%	05/22/2026	28,374		28,186		27,684		5.75
GS AcquisitionCo, Inc.	(4) (6) (13)	L + 5.75%	9.85%	05/22/2026	—		(9)		(48)		(0.01)
GS AcquisitionCo, Inc.	(4) (6) (13)	L + 5.75%	9.85%	05/22/2026	635		627		612		0.13
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	8.12%	12/19/2023	4,375		4,357		4,375		0.91

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Gurobi Optimization, LLC	(4) (6) (13)	L + 5.00%	8.12%	12/19/2023	—	$(2)	$—	—%
LegitScript	(4) (5) (7)	S + 5.75%	8.73%	06/24/2029	3,385	3,320	3,249	0.67
LegitScript	(4) (7) (13)	S + 5.75%	8.73%	06/24/2029	—	(21)	(89)	(0.02)
LegitScript	(4) (7) (13)	S + 5.75%	8.73%	06/24/2028	52	40	26	0.01
Montana Buyer, Inc	(4) (5) (7)	S + 5.75%	8.70%	07/22/2029	1,306	1,280	1,253	0.26
Montana Buyer, Inc	(4) (7) (13)	S + 5.75%	8.70%	07/22/2028	—	(3)	(6)	—
Netwrix Corporation And Concept Searching, Inc. Netwrix Corporation And Concept	(4) (5) (7)	S + 5.00%	7.90%	06/11/2029	614	608	581	0.12
Netwrix Corporation And Concept Searching, Inc. Netwrix Corporation And Concept	(4) (7) (13)	S + 5.00%	7.90%	06/11/2029	22	21	5	—
Netwrix Corporation And Concept Searching, Inc. Netwrix Corporation And Concept	(4) (7) (13)	S + 5.00%	7.90%	06/11/2029	—	(1)	(3)	—
Oak Purchaser, Inc.	(4) (5) (7)	S + 5.50%	9.48%	04/28/2028	931	922	912	0.19
Oak Purchaser, Inc.	(4) (7) (13)	S + 5.50%	9.48%	04/28/2028	208	203	196	0.04
Oak Purchaser, Inc.	(4) (7) (13)	S + 5.50%	9.48%	04/28/2028	—	(1)	(3)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	L + 6.50%	9.31%	01/30/2026	3,004	2,960	2,996	0.62
Pound Bidco, Inc.	(4) (5) (6) (9) (13)	L + 6.50%	9.31%	01/30/2026	—	(5)	(1)	—
Project Leopard Holdings, Inc.	(5) (8) (9)	S + 5.25%	7.83%	07/20/2029	1,040	969	929	0.19
Revalize, Inc.	(4) (6) (13)	L + 5.75%	9.42%	04/15/2027	8,674	8,620	8,223	1.71
Revalize, Inc.	(4) (6)	L + 5.75%	9.42%	04/15/2027	71	70	68	0.01
Riskonnect Parent, LLC	(4) (5) (7)	S + 5.50%	9.73%	12/07/2028	141	138	138	0.03
Riskonnect Parent, LLC	(4) (7) (13)	S + 5.50%	9.73%	12/07/2028	—	(2)	(2)	—
Securonix, Inc.	(4) (5) (7)	S + 6.50%	8.62%	04/05/2028	9,004	8,857	8,622	1.79
Securonix, Inc.	(4) (7) (13)	S + 6.50%	8.62%	04/05/2028	—	(26)	(69)	(0.01)
Skykick, Inc.	(4) (5) (6)	L + 7.25%	9.54%	09/01/2027	2,700	2,642	2,676	0.56
Skykick, Inc.	(4) (6) (13)	L + 7.25%	9.54%	09/01/2027	—	(12)	(10)	—
Trunk Acquisition, Inc.	(4) (5) (6)	L + 5.75%	9.64%	02/19/2027	4,537	4,497	4,284	0.89
Trunk Acquisition, Inc.	(4) (6) (13)	L + 5.75%	9.64%	02/19/2026	—	(3)	(24)	—
						110,275	107,880	22.40
Total First Lien Debt						$1,003,096	$984,247	204.40%

Second Lien Debt
Air Freight & Logistics
Omni Logistics	(4) (5) (6)	S + 9.00%	12.64%	12/30/2027	900	$874	$863	0.18%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (5) (8)	L + 7.00%	10.67%	03/02/2029	3,000	2,989	2,947	0.61
Infinite Bidco, LLC	(4) (8) (13)	L + 7.00%	10.67%	03/02/2029	—	—	(26)	(0.01)

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
						$2,989	$2,921	0.61%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	L + 8.00%	10.94%	12/10/2027	360	354	333	0.07
Heartland Veterinary Partners, LLC	(4) (6) (13)	L + 8.00%	10.94%	12/10/2027	132	129	122	0.03
						483	455	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (5)	L + 7.00%	10.07%	04/23/2027	1,050	1,050	1,024	0.21
IT Services
Idera, Inc.	(4) (5) (7)	L + 6.75%	9.32%	03/02/2029	530	526	503	0.10
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L + 8.50%	12.67%	11/20/2026	1,000	981	950	0.20
						1,507	1,453	0.30
Software
Flexera Software, LLC	(4) (5) (6)	L + 7.00%	9.64%	03/03/2029	1,500	1,475	1,417	0.29
Total Second Lien Debt						$8,378	$8,133	1.69%

Other Securities
Unsecured Debt
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10) (11)		16.25% PIK	06/18/2026	600	$593	$166	0.03%
Total Unsecured Debt						$593	$166	0.03%

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (12)	12.25%		06/24/2022		1,000,000	$975	$1,013	0.21%
Integrity Marketing Acquisition, LLC	(4) (12)	10.50%		12/21/2021		750,000	757	803	0.17
Revalize, Inc.	(4) (12)	11.00%		12/14/2021		1,500	1,518	1,573	0.33
Riskonnect Parent, LLC	(4) (12)	S + 10.50%		07/07/2022		320,600	314	314	0.07
Skykick, Inc.	(4) (12)			08/31/2021		23,665	225	180	0.04
Total Preferred Equity							$3,789	$3,883	0.81%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (12)			7/12/2021		5,196	520	404	0.08%
BP Purchaser, LLC	(4) (12)			12/10/2021		1,233,333	1,233	1,517	0.32
CSC Thrive Holdings, LP (Thrive Networks)	(4) (12)			3/1/2021		53,339	137	188	0.04
Encore Holdings, LLC	(4) (12)			11/23/2021		478	55	78	0.02
GSM Equity Investors, LP (GSM Outdoors)	(4) (12)			11/16/2020		500	50	102	0.02
LUV Car Wash	(4) (12)			4/6/2022		97	97	97	0.02
PCX Holding Corp.	(4) (12)			4/22/2021		1,154	115	143	0.03
Pritchard Industries, Inc.	(4) (12)			10/13/2021		300,000	300	378	0.08
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (12)			12/20/2021		500,000	500	580	0.12
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (12)			6/29/2021		1,500	150	190	0.04
Suveto Buyer, LLC	(4) (9) (12)			11/19/2021		3,000	300	363	0.08
Total Common Equity							$3,457	$4,040	0.84%
Total Other Securities							$7,839	$8,089	1.68%
Total Portfolio Investments							$1,019,313	$1,000,469	207.77%

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022. As of September 30, 2022, the reference rates for our LIBOR-based loans were the 30-day L at 3.14%, 90-day L at 3.75%, the 180-day L at 4.23%; the reference rates for our SOFR-based loans were the 30-day S at 2.47%, 90-day S at 2.13%, and the P at 6.25%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022 non-qualifying assets represented 6.60% of total assets as calculated in accordance with regulatory requirements.

(10)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(11)	Investment was on non-accrual status as of September 30, 2022.
(12)
Securities exempt from registration under the Securities Act of 1933 as amended, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $7,923 or 1.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$600	$(14)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	452	(8)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	909	(28)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	1,579	(51)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,247	(40)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	600	(7)
Abracon Group Holdings, LLC	—%	Delayed Draw Term Loan	07/06/2024	317	(3)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	127	(2)
Alert Media, Inc.	0.50%	Delayed Draw Term Loan	06/17/2023	10,000	—
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	—
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,000	(40)

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	01/05/2023	$2,165	$(85)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	311	(12)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	25	(1)
Applitools, Inc.	0.50%	Revolver	05/25/2028	200	(5)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	1,422	(63)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	711	(32)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	1,129	(53)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(37)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	4	—
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(223)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	05/13/2024	4,448	—
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	275	(12)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	1,583	(36)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	641	(6)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	271	(5)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	9,817	(294)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(81)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(32)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,125	(43)
FPG Intermediate Holdco, LLC	1.00%	Delayed Draw Term Loan	08/05/2024	2,500	(50)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	387	—
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	—
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,079	—
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	1,855	(30)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	1,992	(48)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	272	(7)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	653	(9)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	983	(43)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	589	(26)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	39	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	14	—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(84)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	1,312	(62)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(25)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	394	(11)

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	$536	$—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	906	(28)
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	5,424	(159)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(23)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(27)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	618	(11)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,575	—
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	87	(5)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	687	(23)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	257	(7)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	2,214	(89)
LegitScript	0.50%	Revolver	06/24/2028	599	(24)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	1,350	(38)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	1,220	(52)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	1,071	(32)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	2,037	(44)
Magnolia Wash Holdings	0.50%	Delayed Draw Term Loan	01/14/2024	163	(2)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	2,600	(26)
Mantech International CP	0.50%	Revolver	09/14/2025	1,350	(27)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	147	(6)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	306	(16)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	57	(3)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	412	(8)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	124	(2)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	1,237	(52)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	44	(2)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	906	(44)
Omni Intermediate Holdings, LLC	—%	Delayed Draw Term Loan	06/24/2024	35	(2)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(64)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/07/2024	179	(4)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	555	(13)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	1,650	(65)
Patriot Growth Insurance Services, LLC	1.00%	Delayed Draw Term Loan	07/08/2024	681	(7)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	164	(8)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	347	(17)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	(1)

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	$525	$(30)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	3,175	(125)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	952	(38)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,042	(43)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	454	(14)
QW Holding Corporation	0.50%	Revolver	08/31/2026	833	(26)
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	432	(19)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	695	(33)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	202	(2)
Securonix, Inc.	0.50%	Revolver	04/05/2028	1,621	(69)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	5,392	(153)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(61)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	1,125	(10)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,072	(35)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(9)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/30/2022	4,277	(199)
Spectrio, LLC	1.00%	Delayed Draw Term Loan	01/30/2023	10,045	(248)
Spectrio, LLC	0.50%	Revolver	12/09/2026	819	(20)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	534	(32)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	870	(52)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	378	(22)
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	83	(1)
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	116	(1)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	13	—
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,125	(60)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	600	(32)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	2,565	(24)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(10)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	2,178	(62)
Suveto	0.50%	Revolver	09/09/2027	361	(10)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	126	(7)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	469	(26)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(264)
Syntax Systems Ltd	0.05%	Revolver	10/29/2026	535	(35)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	900	(45)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	02/30/2023	407	(10)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	589	(15)

SL Investment Corp.
Consolidated Schedule of Investments
September 30, 2022 (Unaudited)
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	$1,057	$(45)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	429	(24)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	915	(27)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	915	(27)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	450	(3)
UpStack, Inc.	0.50%	Revolver	08/20/2027	375	(3)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	181	(9)
VRC Companies, LLC	—%	Delayed Draw Term Loan	01/06/2024	2,480	(36)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	602	(9)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	374	(11)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2027	300	(17)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	776	(13)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	703	(23)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	983	—
Total First Lien Debt Unfunded Commitments				$163,573	$(4,631)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	8	(1)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	1,500	(26)
Total Second Lien Debt Unfunded Commitments				$1,508	$(27)
Total Unfunded Commitments				$165,081	$(4,658)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
(In thousands, except shares and per share amounts)

(1)     Organization

SL Investment Corp. (the “Company”) is a non-diversified externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.The Company was formed as a Delaware corporation on August 24, 2020 and commenced investment operations in October 2020. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”).
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
The Company has conducted and from time to time may conduct private offerings (the “Private Offerings”) of shares of Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“the “Securities Act”). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“SLIC SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with SLIC SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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

Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
The Company’s Board of Directors (the “Board of Directors”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for our framework for determining fair value, fair value hierarchies, and the composition of our portfolio.
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
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as Deferred Financing Costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
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
For the three and nine months ended September 30, 2022, the Company did not accrue U.S. federal excise taxes, respectively. For the three and nine months ended September 30, 2021, the Company accrued $0 and $317 (dollar amount in actual) of U.S. federal excise taxes.
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
For the three and nine months ended September 30, 2022, $301 and $844, respectively, of Base Management Fee was accrued to the Investment Adviser. For the three and nine months ended September 30, 2021, $137 and $276, respectively, of Base Management Fee was accrued to the Investment Adviser. As of September 30, 2022 and December 31, 2021, $301 and $214, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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
For the three and nine months ended September 30, 2022, the Company did not incur any expenses under the Restated Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred $0 and $6, respectively, in expenses under the Prior Administration Agreement and the Restated Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.
As of September 30, 2022 and December 31, 2021, $0 and $24, respectively, was unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2022, the Company did not incur organization costs and amortization of offering cost. For the three and nine months ended September 30, 2021, the Company incurred $20 and $201, respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.
As of September 30, 2022 and December 31, 2021, no organization and offering costs were included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,003,096	$984,247	98.4%	$872,028	$875,168	98.5%
Second Lien Debt	8,378	8,133	0.8	7,416	7,485	0.8
Other Securities	7,839	8,089	0.8	6,383	6,412	0.7
Total	$1,019,313	$1,000,469	100.0%	$885,827	$889,065	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2022	December 31, 2021
Aerospace and Defense	4.5%	3.2%
Air Freight and Logistics	1.8	1.7
Auto Components	3.1	2.3
Automobiles	4.8	6.8
Biotechnology	0.6	0.7
Chemicals	0.1	—
Commercial Services & Supplies	15.2	19.4
Construction and Engineering	1.7	1.7
Containers & Packaging	3.6	3.7
Distributors	3.4	1.7
Diversified Consumer Services	3.8	1.8
Diversified Financial Services	1.2	0.8
Electronic Equipment, Instruments & Components	0.7	0.3
Food Products	0.3	0.4
Health Care Equipment & Supplies	0.5	0.5
Health Care Providers & Services	3.2	3.5
Health Care Technology	0.9	0.8
Industrial Conglomerates	0.2	0.1
Insurance Services	14.6	15.0
Interactive Media & Services	3.9	4.0
IT Services	7.1	7.6
Leisure Products	2.2	2.6
Machinery	2.6	1.4
Multi-Utilities	2.6	1.9
Professional Services	2.8	4.0
Oil, Gas & Consumable Fuels(1)	—	—
Real Estate Management & Development	3.5	3.5
Software	11.1	10.6
Total	100.0%	100.0%

(1)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$485	$467	—%	$—	$—	—%
Canada	39,523	37,861	3.8	34,273	34,039	3.8
United Kingdom	—	—	—	7,631	7,800	0.9
United States	979,305	962,141	96.2	843,923	847,226	95.3
Total	$1,019,313	$1,000,469	100.0%	$885,827	$889,065	100.0%
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
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:
(1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
(3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
(4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
(5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firm.

The fair value is generally determined based on the assessment of the following factors, as relevant:
•     the nature and realizable value of any collateral;
•     call features, put features and other relevant terms of debt;
•     the portfolio company’s leverage and ability to make payments;
•     the portfolio company’s public or private letter credit ratings;

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
The following table presents the fair value hierarchy of the investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,900	$980,347	$984,247	$—	$7,313	$867,855	$875,168
Second Lien Debt	—	—	8,133	8,133	—	—	7,485	7,485
Other Securities	—	—	8,089	8,089	—	—	6,412	6,412
Total	$—	$3,900	$996,569	$1,000,469	$—	$7,313	$881,752	$889,065
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$949,419	$8,316	$7,686	$965,421
Purchases of investments	82,463	42	314	82,819
Proceeds from principal repayments and sales of investments	(45,558)	—	—	(45,558)
Accretion of discount/amortization of premium	1,529	3	—	1,532
Payment-in-kind	95	—	—	95
Net change in unrealized appreciation (depreciation)	(6,634)	(228)	89	(6,773)
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	(967)	—	—	(967)
Fair value, end of period	$980,347	$8,133	$8,089	$996,569

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(6,445)	$(228)	$89	$(6,584)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$867,855	$7,485	$6,412	$881,752
Purchases of investments	240,359	950	1,386	242,695
Proceeds from principal repayments and sales of investments	(110,623)	—	(8)	(110,631)
Accretion of discount/amortization of premium	3,444	11	—	3,455
Payment-in-kind	263	—	70	333
Net change in unrealized appreciation (depreciation)	(21,162)	(313)	221	(21,254)
Net realized gains (losses)	211	—	8	219
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$980,347	$8,133	$8,089	$996,569

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(20,150)	$(310)	$221	$(20,239)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$359,225	$10,774	$1,857	$371,856
Purchases of investments	217,020	—	295	217,315
Proceeds from principal repayments and sales of investments	(18,351)	—	—	(18,351)
Accretion of discount/amortization of premium	691	4	—	695
Payment-in-kind	—	—	23	23
Net change in unrealized appreciation (depreciation)	1,078	52	(2)	1,128
Net realized gains (losses)	52	—	—	52
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$559,715	$10,830	$2,173	$572,718

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$1,245	$52	$(2)	$1,295

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$101,971	$—	$553	$102,524
Purchases of investments	476,970	10,698	1,435	489,103
Proceeds from principal repayments and sales of investments	(30,513)	—	—	(30,513)
Accretion of discount/amortization of premium	1,297	7	—	1,304
Payment-in-kind	—	—	66	66
Net change in unrealized appreciation (depreciation)	4,240	125	119	4,484
Net realized gains (losses)	52	—	—	52
Transfers into/(out) of Level 3	5,698	—	—	5,698
Fair value, end of period	$559,715	$10,830	$2,173	$572,718

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$4,240	$125	$119	$4,484
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$980,347	Yield Analysis	Discount Rate	7.71%	20.05%	10.83%
Investments in second lien debt	8,133	Yield Analysis	Discount Rate	11.95%	15.35%	13.12%
Investments in other securities:
Unsecured debt	166	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	3,703	Income Approach	Discount Rate	9.10%	13.30%	12.43%
Preferred equity	180	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	4,040	Market Approach	EBITDA Multiple	8.10x	19.62x	14.26x
Total investments in other securities	8,089
Total investments	$996,569

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$867,855	Yield Analysis	Discount Rate	5.55%	12.44%	7.45%
Investments in second lien debt	7,485	Yield Analysis	Discount Rate	7.12%	9.90%	7.73%
Investments in other securities:
Unsecured debt	450	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	2,205	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Preferred equity	229	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,528	Market Approach	EBITDA Multiple	8.10x	19.97x	14.43x
Total investments in other securities	6,412
Total investments	$881,752
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$557,400	$557,400	$503,400	$503,400
Total	$557,400	$557,400	$503,400	$503,400
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, November 24, 2021 and June 10, 2022, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of

September 30, 2022, of up to $1,000,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2022, the interest charged on the JPM Funding Facility is based on SOFR, SONIA, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$6,344	$1,754	$14,096	$3,377
Facility unused commitment fees	1,172	159	2,307	520
Amortization of deferred financing costs	514	264	1,276	609
Total	$8,030	$2,177	$17,680	$4,506
Weighted average interest rate (excluding unused fees and financing costs)	4.58%	2.33%	3.53%	2.47%
Weighted average outstanding balance	$541,835	$294,873	$526,997	$180,196
During the three and nine months ended September 30, 2022, the Company borrowed $40,000 and $165,000, respectively, under the JPM Funding Facility. For the three and nine months ended September 30, 2021, the Company borrowed $210,500 and $391,900, respectively, under the JPM Funding Facility. For the three and nine months ended September 30, 2022, the Company repaid $31,000 and repaid $111,000, respectively, under the JPM Funding Facility. For the three and nine months ended September 30, 2021, the Company repaid $92,000 and repaid $124,000, respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$1,000,000	$557,400	$442,600	$750,000	$503,400	$246,600
Total	$1,000,000	$557,400	$442,600	$750,000	$503,400	$246,600
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
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
As of September 30, 2022, the Company had $165,081 of unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $226,110 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of September 30, 2022 and December 31, 2021, the Company had $652,320 and $652,320 in total capital commitments from common stockholders, of which $152,800 and $227,800 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$4,807	$(129)
Net investment income (loss) after taxes	36,755	23,178
Accumulated realized gain (loss)	215	357
Net unrealized appreciation (depreciation)	(22,081)	3,133
Dividends declared	(38,091)	(21,840)
Tax reclassifications to equity of holders of Common Stock	—	108
Net distributable earnings (accumulated losses), end of period	$(18,395)	$4,807
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022:

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
July 28, 2022	1,698,204	35,000
Total	3,563,876	$75,000
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021:

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22,500
May 7, 2021	1,679,463	35,000
June 28, 2021	1,679,463	35,000
August 6, 2021	1,647,834	35,000
September 10, 2021	2,786,809	60,000
Total	8,906,879	$187,500

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	13,333
Total Distributions			$1.73	$38,044
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2021 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49	6,262
Total Distributions			$1.21	$10,504
For the three and nine months ended September 30, 2022, the Company accrued $16 and $47, respectively, of dividends to holders of the Series A Preferred Stock. For the three and nine months ended September 30, 2021, the Company accrued $16 and $47 of dividends to holders of the Series A Preferred Stock.

(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$6,674	$8,076	$14,842	$16,682
Denominator - weighted average shares outstanding	23,309,565	9,985,649	21,611,998	6,743,252
Basic and diluted earnings per common share	$0.29	$0.81	$0.69	$2.47
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Per Share Data:(1)
Net asset value, beginning of period	$21.20	$19.84
Net investment income (loss)	1.70	1.81
Net unrealized and realized gain (loss)(2)	(0.97)	0.69
Net increase (decrease) in net assets resulting from operations	0.73	2.50
Dividends declared	(1.73)	(1.21)
Issuance of common stock	—	0.04
Total increase (decrease) in net assets	(1.00)	1.33
Net asset value per common share, end of period	$20.20	$21.17
Common shares outstanding, end of period	23,807,951	12,781,143
Total return based on net asset value(3)	3.44%	6.70%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$481,001	$270,533
Weighted average common shares outstanding	21,611,998	6,743,252
Ratio of total expenses to average net assets(4)	5.88%	5.48%
Ratio of net investment income to average net assets(4)	10.71%	11.02%
Ratio of total contributed capital to total committed capital, end of period	76.58%	40.55%
Asset coverage ratio	186.21%	183.01%
Portfolio turnover rate	11.99%	9.85%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)
For the nine months ended September 30, 2022 and September 30, 2021, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, if applicable.

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

On October 27, 2022, the Company closed new capital commitments of $16.5 million, which brings the Company’s total capital commitments to $668.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to SL Investment Corp. and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19 (also referred to as the “Coronavirus”);
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in the supply chain on our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors, including first lien senior secured term loans (including unitranche loans) and, to a lessor extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate (“LIBOR”), and currently, the Secured Overnight Financing Rate (“SOFR” or “S”).
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
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, whether as a result of the impact of the Coronavirus pandemic or otherwise, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment, including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.

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
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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

PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of September 30, 2022, we had investments in 114 portfolio companies across 28 industries. Based on fair value as of September 30, 2022, more than 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Less than 0.1% of our debt portfolio at fair value had a fixed interest rate. As of September 30, 2022, our weighted average total yield of investments in debt securities at amortized cost was 9.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022.
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
Our portfolio as of September 30, 2022 and December 31, 2021 is presented below:

	As of
	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,003,096	$984,247	98.4%	$872,028	$875,168	98.5%
Second Lien Debt	8,378	8,133	0.8	7,416	7,485	0.8
Other Securities	7,839	8,089	0.8	6,383	6,412	0.7
Total	$1,019,313	$1,000,469	100.0%	$885,827	$889,065	100.0%
Our investment activities for the three months ended September 30, 2022 and September 30, 2021 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2022	September 30, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$49,560	$271,700
Less: Syndications	—	—
Net New Investments Committed/Purchased	49,560	271,700
Investments, at Cost
Investments, beginning of period	980,429	375,748
New investments purchased	82,819	217,315
Net accretion of discount on investments	1,537	700
Payment-in-kind	95	23
Net realized gain (loss) on investments	—	52
Investments sold or repaid	(45,567)	(18,372)
Investments, end of period	1,019,313	575,466
Amount of investments funded, at principal
First lien debt investments	83,423	221,203
Second lien debt investments	43	—
Other securities(2)	314	295
Total	83,780	221,498
Amount of investments sold/fully repaid, at principal
First lien debt investments	39,623	8,116
Total	$39,623	$8,116
Weighted average yield on debt and income producing investments, at cost(3)	9.3%	7.1%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%	7.1%
Number of portfolio companies	114	64
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%(4)	0.1%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Adviser’s Internal Risk Rating System as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$18,526	2.1%	1
Risk rating 2	997,312	99.7	113	870,539	97.9	81
Risk rating 3	3,157	0.3	1	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,000,469	100.0%	114	$889,065	100.0%	82

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For The Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$22,583	$9,638	$56,920	$18,325
Less: Net expenses	8,907	2,733	20,165	6,136
Net investment income (loss)	13,676	6,905	36,755	12,189
Less: Excise tax expense	—	—	—	—
Net investment income (loss) after taxes	13,676	6,905	36,755	12,189
Net change in unrealized appreciation (depreciation)	(6,986)	1,135	(22,081)	4,488
Net realized gain (loss)	—	52	215	52
Net increase (decrease) in net assets resulting from operations	6,690	8,092	14,889	16,729
Preferred Stock dividend	(16)	(16)	(47)	(47)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$6,674	$8,076	$14,842	$16,682
Investment Income
Investment income was as follows:

	For The Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Interest income	$21,884	$9,065	$55,084	$16,705
Payment-in-kind interest income	144	67	263	110
Dividend income	115	—	241	—
Other income	440	506	1,332	1,510
Total investment income	$22,583	$9,638	$56,920	$18,325
Total investment income increased from $9,638 for the three months ended September 30, 2021 to $22,583 for the three months ended September 30, 2022. Total investment income increased from $18,325 for the nine months ended September 30, 2021 to $56,920 for the nine months ended September 30, 2022. The increases were primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased from $580.1 million as of September 30, 2021 to $1,000.5 million as of September 30, 2022. As of such dates, all our senior secured debt investments were income-producing and no investments were on non-accrual status.
Interest income on our investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022 and September 30, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the three and nine months ended September 30, 2022 and September 30, 2021, respectively:

	For The Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expenses:
Interest expense and other financing expenses	$8,030	$2,177	$17,680	$4,506
Management fees	301	137	844	276
Organization and offering costs	—	20	—	201
Professional fees	370	215	886	619
Directors’ fees	51	52	154	153
Administrative service fees	—	—	—	6
General and other expenses	155	132	601	375
Total expenses	$8,907	$2,733	$20,165	$6,136

Interest Expense
Interest expense and other financing expenses increased from $2,177 for the three months ended September 30, 2021 to $8,030 for the three months ended September 30, 2022. The increase was primarily driven by approximately $541,835 of average borrowings at an average effective interest rate of 4.58% for the three months ended September 30, 2022 as compared to approximately $294,873 of average borrowings at an average effective interest rate of 2.33% for the three months ended September 30, 2021. Interest expense and other financing expenses increased from $4,506 for the nine months ended September 30, 2021 to $17,680 for the nine months ended September 30, 2022. The increase was primarily driven by approximately $527.0 million of average borrowings at an average effective interest rate of 3.53% for the nine months ended September 30, 2022 as compared to approximately $180.2 million of average borrowings at an average effective interest rate of 2.47% for the nine months ended September 30, 2021.
Management Fee
Management fees increased to $301 for the three months ended September 30, 2022 from $137 for the three months ended September 30, 2021 due to an increase in cumulative capital called. Management fees increased to $844 for the nine months ended September 30, 2022 from $276 for the nine months ended September 30, 2021 due to an increase in cumulative capital called.
Other expenses
Professional fees include legal, audit, tax, and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Preferred Stock. For the three and nine months ended September 30, 2022, the Company incurred $0 and $0 towards organization cost and amortization of offering cost, respectively. For the three and nine months ended September 30, 2021, the Company incurred $20 and $201 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income (the “ICTI”), as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

For the three and nine months ended September 30, 2022, the Company did not accrue U.S. federal excise taxes. For the three and nine months ended September 30, 2021, the Company accrued $0 and $317 (dollar amount in actual) of U.S. federal excise taxes.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For The Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$52	$215	$52
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,986)	1,135	(22,081)	4,488
Net realized and unrealized gains (losses)	$(6,986)	$1,187	$(21,866)	$4,540
For the three and nine months ended September 30, 2022, net realized gain on our investments was $0 and $215, respectively, primarily driven by the sale of debt investments in our portfolio. For the three and nine months ended September 30, 2021, net realized gain on our investments was $52 and $52, respectively, primarily driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and nine months ended September 30, 2022, net change in unrealized loss on our investments of $6,986 and $22,081 was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the three and nine months ended September 30, 2021, net change in unrealized gain on our investments of $1,135 and $4,488 was primarily driven by the increases of valuations of our debt and equity investments in a tightening credit environment and generally strong portfolio company performance.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of September 30, 2022, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2022, we had approximately $31.2 million of cash, which taken together with our approximately $442.6 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $152.8 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Equity
As of September 30, 2022, we had received aggregate capital commitments of approximately $652.3 million. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022, were as follows:

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
July 28, 2022	1,698,204	35,000
Total	3,563,876	$75,000
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 were as follows:

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22,500
May 7, 2021	1,679,463	35,000
June 28, 2021	1,679,463	35,000
August 6, 2021	1,647,834	35,000
September 10, 2021	2,786,809	60,000
Total	8,906,879	$187,500

Distributions
Common Stock
The following table summarizes our distributions declared and payable to holders of the Common Stock for the nine months ended September 30, 2022 and September 30, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	10.8%	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	11.1%	13,333
Total Distributions			$1.73		$38,044

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20	6.2%	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52	11.2%	3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49	12.0%	6,262
Total Distributions			$1.21		$10,504
(1) Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.
Preferred Stock
For the nine months ended September 30, 2022 and September 30, 2021, we accrued $47 and $47, respectively, of dividend to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$1,000,000	$557,400	$442,600	$750,000	$503,400	$246,600
Total	$1,000,000	$557,400	$442,600	$750,000	$503,400	$246,600

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt."
RECENT DEVELOPMENTS
Subsequent to September 30, 2022 through November 9, 2022, we have closed or the Investment Committee has committed/approved approximately $10.8 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $10.3 million were first lien senior secured loans and $0.5 million were other securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of inflation on valuations and the operations of potential portfolio companies.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, and “Risk Factors” in Part II, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited consolidated financial statements if not defined herein):

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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in the Form 10-K.
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
As of September 30, 2022, approximately 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$30,807	$(16,722)	$14,085
Up 200 basis points	$20,538	$(11,148)	$9,390
Up 100 basis points	$10,269	$(5,574)	$4,695
Down 100 basis points	$(10,219)	$5,574	$(4,645)
Down 200 basis points	$(19,510)	$11,148	$(8,362)
Down 300 basis points	$(24,992)	$11,873	$(13,119)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Certain investors are limited in their ability to make significant investments in us.
Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with certain requirements under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to these restrictions. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors, may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of shares of our Common Stock) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Additionally, our portfolio may be concentrated in a limited number of industries and a downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
To the extent that we assume large positions in the securities of a small number of issuers or our portfolio is concentrated in a limited number of industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance industry, which could reduce their profitability and potentially limit their growth.
We may invest portions of our portfolio in the insurance industry. The insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact the business of our portfolio companies. These changes could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their marketing practices, budgets, and overall level of business, which could adversely impact our business, financial condition, operating results and cash flows.
We may be subject to risks associated with our investments in the commercial services and supplies industry.
We could invest in portfolio companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces and various other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies. If our portfolio companies in the commercial services and supplies industry fail to devote resources and attention to sell and market their services or products effectively, they could fail to generate sufficient revenues and reach or sustain profitability and to repay interest or principal on our debt investments. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 19, 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Inflation and supply chain risk could adversely impact our portfolio companies and our results of our operations.
Economic activity has accelerated across sectors and regions in recent periods. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand and other factors, inflation has accelerated in the U.S. and globally. Higher inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy could continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation and following a period of uncertainty as a result of the Coronavirus pandemic. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities or the impact of the Coronavirus pandemic or other public health concerns. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, whether in response to the Coronavirus pandemic or otherwise, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the Bank Holding Company Act of 1956, as amended (the “BHCA”) regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a bank holding company, or BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”). These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
To the extent that certain tax law changes announced but not yet enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations, are subsequently enacted, such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
Ongoing implementation of, or changes in, including changes in interpretation or enforcement of, laws and regulations could impose greater costs on us and on financial services companies and impact the value of assets we hold and our business, financial condition and results of operations. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from accidental technological failure.
Like other financial services firms, Morgan Stanley continues to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches, social engineering attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
Although we, the Adviser, the Administrator and Morgan Stanley have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. In addition, the Company, the Adviser, the Administrator or our portfolio companies could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.

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
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including polio, swine flu, avian influenza, SARS, coronaviruses and the monkeypox virus.
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory and escalating measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Market volatility resulting from the Coronavirus pandemic and other public health concerns has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
The extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply- chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Reports on Form 8-K filed on May 19, 2022 and August 1, 2022 for issuance of our Common Stock for the nine months ended September 30, 2022. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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

SL Investment Corp.

November 9, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

November 9, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)