Form 10-K
period 2022-12-31
SL Investment Corp.
filed 2023-03-10
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 10, 2023, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 10, 2023 was 25,807,951.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

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
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•The term “MS BDCs” refers to the Company and the other business development companies, or BDCs, managed by our Adviser;
•the term “Common Stock” refers to our common stock, par value $0.001 per share;
•the term “Preferred Stock” refers to our preferred stock, par value $0.001 per share, including our Series A Preferred Stock;
•the term “Series A Preferred Stock” refers to a series of our Preferred Stock designated as the 12.0% Series A Cumulative Preferred Stock; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2022.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as the COVID-19 (also referred to as the “Coronavirus”) pandemic;
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
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

PART I
Item 1. Business
We are a non-diversified, externally managed specialty finance company formed on August 24, 2020 focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by MS Capital Partners Adviser Inc., an indirect, wholly owned subsidiary of Morgan Stanley, or the Adviser.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.

We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and currently, the Secured Overnight Financing Rate, or SOFR).

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
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. Despite recent market volatility, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current inflationary economic environment, and deal flow.

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described in this Form 10-K, or this Report, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operation and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. See Item 1A. - “Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in this Report.
On October 9, 2020, we closed approximately $479.5 million of capital commitments to purchase shares of our Common Stock, in a private placement pursuant to subscription agreements (the “Subscription Agreements”) with investors (the “Initial Closing”). Since our Initial Closing, we held additional closings and received aggregate capital commitments to purchase Common Stock. As of December 31, 2022, total capital commitments were approximately $668.8 million.
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

The Adviser

We entered into an investment advisory agreement with our Adviser on September 24, 2020, which was subsequently amended on February 1, 2022 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a base management fee for investment advisory and management services. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, or the Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2022. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Advisory Agreement.”

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed committed capital1 of approximately $14.9 billion at fair value as of March 1, 2023. The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.

Our Investment Committee is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of 23
1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by the Investment Team within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle.
In addition to the Company’s executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2022, the Direct Lending strategy includes the Company and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of March 1, 2023, Direct Lending managed approximately $13.0 billion in committed capital.

•Opportunistic Credit.  Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of March 1, 2023, Opportunistic Credit managed approximately $1.9 billion in committed capital.

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions-Institutional Securities Group, or ISG, Wealth Management, or WM, and IM.
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2022, IM managed approximately $1.3 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement dated September 24, 2020 and subsequently amended on February 1, 2021, between us and the Administrator (the “Administration Agreement”).

We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Board of Directors, including our Independent Directors, reviews the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or managed by the Administrator and its affiliate. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business—Administration Agreement” below for a discussion of the expenses (subject to the review and approval of our Independent Directors that we reimburse to the Administrator.

Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The

Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
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
•Proper oversight and governance provided by experienced management teams and a board of directors, as well as other industry and/or operating expertise from the sponsors;
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

We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom (“U.K”) and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography.
Investment Criteria

In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments in order to mitigate risk and achieve our investment objective.

We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
•EBITDA of $15 - $200 million;
•Defensible, leading market positions;
•Unique or specialized strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of what we believe to be cyclical industry sectors;
•Predominantly North American base of operations;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.

We expect that once we are fully invested, our investments will generally comply with the following limits, measured as a percentage of the sum of our aggregate equity commitments and our use of leverage (expected to be 1.0x – 1.25x as measured by debt-to-equity, subject to a cap of 2.0x), in each case, at the time the relevant investment is made:
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

Market Opportunity

We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty.

Demand for Direct Lending Solution

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors.

•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.

•Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily a result of changes in banking regulation and deal structures, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.

•Certain private equity sponsors who historically sought to finance their transactions in the public markets have turned to private credit providers, including us, to finance their transactions. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% to 17% from 2010 to June 2022.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.

•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $627 billion of middle-market loans with maturities between the first quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.

•In addition, data from Preqin, shows that as of December 31, 2022, there was approximately $1,021 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities.

•Middle-market companies, we believe, typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle-market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans. Furthermore, we believe middle-market loans often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.

•We believe that the Company is well positioned in the current rising rate environment. Approximately 100.0% of the Company’s debt investments are floating rate and the Company should benefit from higher yields as interest rates rise. As of December 31, 2022, 3-month SOFR, a popular benchmark for the loans in the Company, has increased by approximately 4.5% since the start of 2022.

•As of the date of this report, we have generally witnessed an improvement in terms, including higher reference rates, wider spreads, more conservative leverage profiles and increasingly lender-friendly documentation. Although leveraged buyout activity has declined amidst the market dislocation, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.

Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment, subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment in accordance with its established policies and procedures. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk

Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 20 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the MS Private Credit platform. In addition, the investment professionals of the MS Private Credit platform have strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
The Investment Committee members servicing the Company have an average of 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
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
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.
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

We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the MS Private Credit origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
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

The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.

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
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, private equity sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, Internal Risk Ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser's Internal Risk Rating system.

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
Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2022 and December 31, 2021.

Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from a rise in energy prices, volatility in foreign currency exchange rates, interruptions in the supply chain, inflation expectations and interest rate sensitivity.

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

In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our investors. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.

We may, however, invest alongside the Affiliated Investment Accounts, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that, allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Competition

Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of CLOs, other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.

Among other factors, the returns on investments available in the marketplace are a function of the supply of investment opportunities and the amount of capital investing in such opportunities. Strong competition for investments, including from new competitors, could result in fewer investment opportunities and less favorable pricing for us, as our competitors target the same or similar investments that we intend to purchase. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Implications of Being an Emerging Growth Company

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of an Exchange Listing (as defined below) occurs;

•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Action (“Dodd-Frank Act”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Investments
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,085,829	$1,061,160	98.4%	$872,028	$875,168	98.5%
Second Lien Debt	8,381	7,972	0.7	7,416	7,485	0.8
Other Securities	8,975	8,985	0.8	6,383	6,412	0.7
Total	$1,103,185	$1,078,117	100.0%	$885,827	$889,065	100.0%

The industry composition of our investments at fair value is as follows:

	December 31, 2022	December 31, 2021
Aerospace and Defense	4.1%	3.2%
Air Freight and Logistics	1.7	1.7
Auto Components	3.5	2.3
Automobiles	4.5	6.8
Biotechnology	0.6	0.7
Chemicals	0.1	—
Commercial Services & Supplies	16.0	19.4
Construction and Engineering	1.5	1.7
Containers & Packaging	3.3	3.7
Distributors	4.5	1.7
Diversified Consumer Services	3.6	1.8
Diversified Financial Services	1.5	0.8
Electronic Equipment, Instruments & Components	0.6	0.3
Food Products	0.3	0.4
Health Care Equipment & Supplies	0.4	0.5
Health Care Providers & Services	3.6	3.5
Health Care Technology	0.6	0.8
Industrial Conglomerates	0.1	0.1
Insurance	13.8	15.0
Interactive Media & Services	3.6	4.0
IT Services	6.8	7.6
Leisure Products	2.0	2.6
Machinery	2.5	1.4
Multi-Utilities	2.6	1.9
Oil, Gas & Consumable Fuels(1)	—	—
Pharmaceuticals	0.2	—
Professional Services	3.1	4.0
Real Estate Management & Development	3.3	3.5
Software	11.6	10.6
Total	100.0%	100.0%

(1)	Amounts rounds to 0.0%
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,298	$1,279	0.1%	$—	$—	—%
Canada	46,200	44,881	4.2%	34,273	34,039	3.80
United Kingdom	1,847	1,847	0.2%	7,631	7,800	0.90
United States	1,053,840	1,030,110	95.5%	843,923	847,226	95.3
Total	$1,103,185	$1,078,117	100.00%	$885,827	$889,065	100.0%
See the Consolidated Schedule of Investments as of December 31, 2022 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 187.14% and 185.17%.
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
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a base management fee for investment advisory and management services. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf.

On February 1, 2021, we entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with our Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by us of offering and organizational expenses the Adviser incurs on the Company’s behalf in excess of the greater of (i) one million dollars ($1,000,000), and (ii) one-tenth of one percent (0.10%) of the aggregate capital commitments raised in the initial and subsequent closings of our initial private offering during the three-year period commencing on the date of the Initial Closing. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our stockholders, including, in each case, a majority of including a majority of the Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2022.

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
Administration Agreement

We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2022.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or advised by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
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
•We may not replicate the historical results achieved by other entities advised by or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•There are significant potential conflicts of interest that could affect our investment returns.
•The assets of the Company could be considered to be “plan assets” for purposes of ERISA.
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
•Certain investors are limited in their ability to make significant investments in us.

•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•Covenant-lite loans may expose us to different risks.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Risks Relating to Our Common Stock and Preferred Stock
•There is no public market for shares of our Common Stock or shares of our Series A Preferred Stock.
•There are restrictions on holders of our Common Stock and Preferred Stock to transfer shares.
•The net asset value of our Common Stock may fluctuate significantly.
•There is a risk that you may not receive distributions on your Common Stock or dividends on Preferred Stock.
•Investing in our Common Stock may involve an above average degree of risk.
•We have not established any limit on the amount of funds we may use from available sources to fund dividends.
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
General Risk Factors
•We are operating in a period of capital markets volatility and economic uncertainty.

•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Regulation as a Business Development Company
General

On October 6, 2020, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. Shares of our Common Stock are not currently listed on a national securities exchange; and we do not intend to target a quotation or listing of our Common Stock on a national security exchange to allow for such trading. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”
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
An investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”) has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote the Company’s securities in a timely manner free of conflicts of interest and in our best interests and the best interests of the Company’s stockholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to the Company’s portfolio securities in what it believes to be the best interest of the Company’s stockholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to the Company’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Company intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to the Company’s portfolio securities is available without charge, upon request. Stockholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: SL Investment Corp. c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
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

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2023.
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
Certain Material U.S. Federal Income Tax Considerations
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
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends-received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant or security.

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

Staffing

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
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles advised by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
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
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority, or the FCA, publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased entering into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, subject to certain exceptions, since December 31, 2021, banks have been instructed by the U.S. banking agencies and the FCA to cease entering into new contracts referencing LIBOR. The Federal Reserve Bank of New York now publishes SOFR based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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

Our business model depends to a significant extent upon strong referral relationships with private equity sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
We are dependent upon management personnel of our Adviser for our future success.
We do not have any internal management capacity or employees. The Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals’ diligence, skill and network of business contacts. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order applicable to us, or, as amended, the exemptive order, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are advised by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of our Adviser and Administrator’s affiliation with, and the Investment Committee members’ employment by, Morgan Stanley, there may be times when the Adviser, the Administrator or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest. As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities, including financial advisory services, investment management activities, lending, commercial banking, sponsoring and managing private investment funds, engaging in broker-dealer transactions and principal securities, commodities and foreign exchange transactions, research publication and other activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our stockholders, notwithstanding Morgan Stanley’s participation as one of our investors. Investors should be aware that potential and actual conflicts of interest between Morgan Stanley or any Affiliated Investment Account, on the one hand, and us, on the other hand, may exist and others may arise in connection with our operation. Morgan Stanley’s employees may also have interests separate from those of Morgan Stanley and us. There is no assurance that conflicts of interest will be resolved in favor of the Company’s stockholders, and, in fact, they may not be.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and the exemptive relief, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit sponsoring funds.
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
It should be noted that Morgan Stanley has, directly and indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
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
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser and/or Morgan Stanley may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict the Adviser’s ability to trade in or make certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
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
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund advised by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our ICTI, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2022 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(26.8)%	(15.8)%	(4.8)%	6.2%	17.2%
(1) Assumes $1,135.9 million in total assets, $591.3 million in debt outstanding and $516.2 million in net assets as of December 31, 2022, and an average cost of funds of 4.19%, which is our weighted average interest rate as of December 31, 2022, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $591.3 million as of December 31, 2022 and the effective weighted average annual interest rate of 4.19% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.18% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the JPM Funding Facility and any other Credit Facility.

SLIC Financing SPV, LLC, our wholly owned subsidiary and a Delaware limited liability company (“SLIC SPV”), entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, November 24, 2021 and

June 10, 2022, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior secured revolving credit facilities (each, a “Credit Facility”). As a result of the JPM Funding Facility and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
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
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
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

In addition, we can offer no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor

We may enter into reverse repurchase agreements, which are another form of leverage.
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

The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
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

The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets will be based, in part, on unrealized losses.

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by our Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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

We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance service industry, which could reduce their profitability and potentially limit their growth.

We could invest in portfolio companies in the insurance services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

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
The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
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

Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “— We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.”

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
We may hold the debt securities of distressed companies that may enter into bankruptcy proceedings.

Companies that are financially distressed due to leverage or other factors may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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
Our investments in private middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.
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
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of measures established by Morgan Stanley in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as OID and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
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
Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG, events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
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
•Security and safety risks such as consumer security, data privacy and security; and
•Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.
We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
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

We may invest in non-U.S. companies to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of non-U.S. companies involves many risks including economic, social, political, financial, tax and security conditions, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. These factors could include changes in economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the non-U.S. company or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
Stockholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any security offerings and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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
•Loss of a major funding source; and
•The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern, such as the Coronavirus pandemic, in the United States as well as worldwide.
Our stockholders may experience dilution in their ownership percentage.
Our stockholders do not have preemptive rights to purchase any shares of our Common Stock we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Stock and the value of our investments, you may also experience dilution in the book value and fair value of your shares of Common Stock.
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
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser we are subject to the certain federal banking and financial requirements, including the BHCA regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
It is difficult to predict the future of the United Kingdom’s relationship with the European Union, the uncertainty of which may increase the volatility in the global financial markets in the short- and medium-term and may negatively disrupt regional and global financial markets. On December 24, 2020 the United Kingdom and the European Union announced they had reached agreement on the terms of a trade and cooperation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement was provisionally applicable with effect from January 1, 2021 and entered into force effective May 1, 2021. With respect to financial services, although the United Kingdom chose to grant the European Union equivalence in a number of key areas under European financial regulations, the European Union only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the United Kingdom and European Union unilaterally in due course. As a result, United Kingdom licensed entities are unable to provide regulated services in a number of European Union jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the United Kingdom or the European Union.
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
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
•The year in which our total annual gross revenues first exceed $1.235 billion;
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
As an “emerging growth company, we may take advantage of certain reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider shares of our Common Stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
Holders
As of March 10, 2023, we had 15 holders of record of our Common Stock.
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2022 to holders of our Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	13,333
December 20, 2022	December 20, 2022	January 19, 2023	0.60	14,285
Total Distributions			$2.33	$52,329
The following table summarizes our distributions declared and payable for the year ended December 31, 2021 to holders of our Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20		$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52		3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49		6,262
December 21, 2021	December 21, 2021	January 18, 2022	0.63	(1)	11,273
Total Distributions			$1.84		$21,777

(1)	Includes a special distribution of $0.10 per share.

For the period from August 24, 2020 (inception) through December 31, 2020, a distribution of approximately $83.0 was declared on December 29, 2020 which was paid on January 22, 2021 to holders of our Common Stock.

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

For the years ended December 31, 2022 and December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, we paid approximately $63, $63 and $13 of dividends to holders of our Series A Preferred Stock, respectively.
Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. The year ended December 31, 2020 represents the period from August 24, 2020 (date of inception) to December 31, 2020.

OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by private equity sponsors, including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments.
Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically LIBOR and currently SOFR).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to exemptive relief from the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operation and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement; and (iii) other operating expenses as detailed below:
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
•base management fees under the Investment Advisory Agreement;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of December 31, 2022

As of December 31, 2022 we had investments in 126 portfolio companies across 29 industries. Based on fair value, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. The weighted average total yield of investments in debt securities at amortized cost was 10.7%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.

Portfolio as of December 31, 2021

As of December 31, 2021 we had investments in 82 portfolio companies across 26 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.9%. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. Weighted average total yield of investments in debt securities at amortized cost was 7.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.

Our portfolio as of December 31, 2022 and December 31, 2021 is presented below:

	As of
	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,085,829	$1,061,160	98.4%	$872,028	$875,168	98.5%
Second Lien Debt	8,381	7,972	0.7	7,416	7,485	0.8
Other Securities	8,975	8,985	0.8	6,383	6,412	0.7
Total	$1,103,185	$1,078,117	100.0%	$885,827	$889,065	100.0%
Our investment activities for the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the year ended December 31, 2022	As of and for the year ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$269,495	$1,180,414	$152,734
Less: Syndications	—	(151,955)
Net New Investments Committed/Purchased	269,495	1,028,459	152,734
Investments, at Cost
Investments, beginning of period	885,827	108,117	—
New investments purchased	333,827	856,531	109,076
Net accretion of discount on investments	4,296	2,567	31
Payment-in-kind	695	146	3
Net realized gain (loss) on investments	202	357	—
Investments sold or repaid	(121,662)	(81,891)	(993)
Investments, end of period	1,103,185	885,827	108,117
Amount of investments funded, at principal
First lien debt investments	336,418	855,858	111,198
Second lien debt investments	979	11,243	—
Other securities(2)	2,346	6,040	553
Total	339,743	873,141	111,751
Amount of investments sold/fully repaid, at principal
First lien debt investments	96,241	63,739	993
Total	$96,241	$68,080	$993
Weighted average yield on debt investments, at cost(3)	10.7%	7.0%	6.9%
Weighted average yield on debt investments, at fair value(3)	10.9%	6.9%	6.9%
Number of portfolio companies	126	82	17
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%	99.5%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%(4)	0.1%	0.5%

(1)	Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)	Represents dollar amount of other securities funded.
(3)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)	Less than 0.1%.
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
The distribution of our portfolio on the Adviser’s Internal Risk Rating System as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$18,526	2.1%	1
Risk rating 2	1,074,987	99.7	125	870,539	97.9	81
Risk rating 3	3,130	0.3	1	—	—	—
Risk rating 4	—	—	—	—	—	—
	$1,078,117	100.0%	126	$889,065	100.0%	82

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Total investment income	$83,441	$33,334	$582
Less: Net expenses	31,433	10,111	736
Net investment income (loss)	52,008	23,223	(154)
Less: Excise tax expense	4	45	—
Net investment income (loss) after taxes	52,004	23,178	(154)
Net change in unrealized appreciation (depreciation)	(28,306)	3,133	105
Net realized gain (loss)	202	357	—
Net increase (decrease) in net assets resulting from operations	23,900	26,668	(49)
Preferred Stock dividend	(63)	(63)	(13)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$23,837	$26,605	$(62)
Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Investment income:
Interest income	$80,848	$30,031	$553
Payment-in-kind interest income	350	192	3
Dividend income	413	8	—
Other income	1,830	3,103	26
Total investment income	$83,441	$33,334	$582

The increase in total investment income from $33,334 for the year ended December 31, 2021 to $83,441 for the year ended December 31, 2022 was primarily driven by our deployment of capital and invested balance of investments in addition to higher reference interest rates driving increased interest income. The size of our investment portfolio at fair value increased from $889.1 million as of December 31, 2021 to $1,078.1 million as of December 31, 2022. As of such dates, all of our senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of December 31, 2022 was $500.
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
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2022 and December 31, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Expenses:
Interest expense and other financing expenses	$28,153	$7,818	$160
Management fees	1,169	490	27
Organization and offering costs	—	158	264
Professional fees	1,209	876	161
Directors’ fees	205	205	55
Administrative service fees	—	6	18
General and other expenses	697	558	51
Total expenses	$31,433	$10,111	$736
Excise tax expense	$4	$45	$—

Interest Expense

Interest expense and other financing expenses increased from $7,818 for the year ended December 31, 2021 to $28,153 for the year ended December 31, 2022 . The increase was primarily driven by approximately $535,792 of average borrowings at an average effective interest rate of 4.19% during the year ended December 31, 2022 as compared to approximately $235,686 of average borrowings at an average effective interest rate, of 2.46% for the year ended December 31, 2021.

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

Management Fees

Management fees, were $1,169, $490 and $27 for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. The increase year-over-year was primarily due to an increase in capital called.

Professional Fees and Other Expenses
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
For the years ended December 31, 2022 and December 31, 2021, the Company incurred $— and $158 towards organization cost and amortization of offering cost, respectively. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. See “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”

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

For the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, the Company accrued $4, $45 and $— of U.S. federal excise tax respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$202	$357	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(28,306)	3,133	105
Net realized and unrealized gains (losses)	$(28,104)	$3,490	$105
.
For the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2022 (inception) through December 31, 2020, net realized gain on our investments was $202, $357 and $—, respectively, driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $(28,306) was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the year ended December 31, 2021 and for the period from August 24, 2022 (inception) through December 31, 2020, net change in unrealized appreciation on our investments of $3,133 and $105, respectively, was primarily driven by the net increases of valuations of our debt and equity investments in a largely tightening credit spread environment. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of December 31, 2022, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2022, we had approximately $25,116 of cash, which taken together with our approximately $408,693 of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $129,300 of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Equity
As of December 31, 2022, we had received aggregate capital commitments of approximately $668,800. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022, were as follows (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
July 28, 2022	1,698,204	35,000
December 23, 2022	2,000,000	40,000
Total	5,563,876	$115,000
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022 were as follows (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22,500
May 07, 2021	1,679,463	35,000
June 28, 2021	1,679,463	35,000
August 06, 2021	1,647,834	35,000
September 10, 2021	2,786,809	60,000
October 15. 2021	1,643,193	35,000
November 12, 2021	3,469,010	75,000
December 30, 2021	2,350,729	50,000
Total	16,369,811	$347,500

Distributions
Common Stock
The following table summarizes our distributions declared and payable to holders of the Common Stock for the year ended December 31, 2022 and December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	10.8	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	11.1	13,333
December 20, 2022	December 20, 2022	January 19, 2023	0.60	11.6	14,285
Total Distributions			$2.33		$52,329

Date Declared	Record Date	Payment Date	Per Share Amount		Dividend Yield(1)	Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20		6.2%	$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52		11.2	3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49		12.0	6,262
December 21, 2021	December 21, 2021	January 18, 2022	0.63	(2)	13.0	11,273
Total Distributions			$1.84			$21,777

(1)
Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.

(2)	Includes a special distribution of $0.10 per share.
For the period from August 24, 2020 (inception) through December 31, 2020, a distribution of approximately $83.0 was declared on December 29, 2020 and payable on December 31, 2020 to holders of our Common Stock.

Preferred Stock
For the year ended December 31, 2022, December 31, 2021, and for the period from August 24, 2020 (inception) through December 31, 2020, we accrued $63, $63 and $13, respectively, of dividends to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$1,000,000	$591,307	$408,693	$750,000	$503,400	$246,600
Total	$1,000,000	$591,307	$408,693	$750,000	$503,400	$246,600

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Debt” for additional information on our outstanding debt obligations.
RECENT DEVELOPMENTS
Subsequent to December 31, 2022 through March 10, 2023, we have closed or the Investment Committee has committed/approved approximately $51.0 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $51.0 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of inflation on valuations and the operations of potential portfolio companies.
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
Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC 820. The Board of Directors has delegated to the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. Our valuation procedures are set forth in more detail below.
ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same-to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Debt investments are generally fair valued using discounted cash flow analyses technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. The discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The process used to determine the applicable value is as follows:
1)each portfolio company or investment is initially valued using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
3)our Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)our Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
For significant accounting policies on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 5. Fair Value Measurements in the Notes to Consolidated Financial Statements.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement

In September 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser, in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act and, in each case subsequently approved by our stockholders. The Investment Advisory Agreement was subsequently amended on January 28, 2021 to clarify that the Company may be subject to provisions of ERISA during all periods when our assets are treated as “plan assets” for purposes of ERISA. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
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
Administration Agreement

On September 24, 2020, the Company’s Board of Directors approved the Administration Agreement between the Company and the Administrator, respectively. The Administration Agreement was subsequently amended on January 28, 2021 to clarify that we may be subject to provisions of ERISA during all periods when our assets are treated as “plan assets” for purposes of ERISA and to make certain conforming changes in connection with such revisions.. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”

Expense Support and Waiver Agreement

On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. As of December 31, 2022, the Company reimbursed the Investment Adviser organization and offering costs incurred and there was no organization and offering costs in payable to affiliates and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
Indemnification Agreements

We have entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law, and the 1940 Act and, if applicable, ERISA. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law, and the 1940 Act, and, if applicable ERISA.
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
As of December 31, 2022, approximately 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$33,354	$(17,739)	$15,615
Up 200 basis points	$22,236	$(11,826)	$10,410
Up 100 basis points	$11,118	$(5,913)	$5,205
Down 100 basis points	$(11,118)	$5,913	$(5,205)
Down 200 basis points	$(22,236)	$11,826	$(10,410)
Down 300 basis points	$(32,784)	$17,739	$(15,045)
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

Report of Independent Registered Public Accounting Firm	78
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	79
Consolidated Statements of Operations for the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020	80
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020	81
Consolidated Statements of Cash Flows for the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020	82
Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021	84
Notes to the Consolidated Financial Statements	114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the years ended December 31, 2022 and 2021 and the period from August 24, 2020 (inception) to December 31, 2020, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 2022 and 2021 and the period from August 24, 2020 (inception) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP
New York, NY
March 10, 2023
We have served as the Company's auditor since 2020.

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	December 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,103,185 and $885,827 at December 31, 2022 and December 31, 2021, respectively)	$1,078,117	$889,065
Cash	25,116	20,232
Deferred financing costs	6,070	6,403
Subscription receivable	18,597	33,190
Interest and dividend receivable from non-controlled/non-affiliated investments	7,712	3,468
Receivable for investments sold	228	53
Prepaid expenses and other assets	17	97
Total assets	1,135,857	952,508

Liabilities
Debt	591,307	503,400
Payable for investments purchased	39	—
Payable to affiliates (Note 3)	1,167	1,363
Financing costs payable	1,664	2,226
Dividends payable	14,285	11,273
Management fees payable	325	214
Interest payable	9,710	2,416
Accrued expenses and other liabilities	1,128	1,892
Total liabilities	619,625	522,784

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 25,807,951 and 20,244,075 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	26	20
Paid-in capital in excess of par value of Common Stock	539,366	424,376
Net distributable earnings (accumulated losses)	(23,681)	4,807
Total net assets	516,232	429,724
Total liabilities and net assets	$1,135,857	$952,508
Net asset value per common share	$19.98	$21.20

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$80,848	$30,031	$553
Payment-in-kind interest income	350	192	3
Dividend income	413	8	—
Other income	1,830	3,103	26
Total investment income	83,441	33,334	582

Expenses:
Interest expense and other financing expenses	28,153	7,818	160
Management fees	1,169	490	27
Organization and offering costs	—	158	264
Professional fees	1,209	876	161
Directors’ fees	205	205	55
Administrative service fees	—	6	18
General and other expenses	697	558	51
Total expenses	31,433	10,111	736
Net investment income (loss) before taxes	52,008	23,223	(154)
Excise tax expense	4	45	—
Net investment income (loss) after taxes	52,004	23,178	(154)

Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss) from non-controlled/non-affiliated investments:	202	357	—
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments:	(28,306)	3,133	105
Net realized and unrealized gains (losses)	(28,104)	3,490	105
Net increase (decrease) in net assets resulting from operations	23,900	26,668	(49)
Preferred Stock dividend	(63)	(63)	(13)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$23,837	$26,605	$(62)
Per common share information—basic and diluted
Net investment income (loss) per common share:	$2.34	$2.55	$(0.06)
Earnings per common share:	$1.07	$2.92	$(0.02)
Weighted average common shares outstanding (Note 9):	22,199,480	9,104,367	2,676,338

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets
(In thousands)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Net assets at beginning of period	$429,724	$77,396	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	52,004	23,178	(154)
Net realized gain (loss)	202	357	—
Net change in unrealized appreciation (depreciation)	(28,306)	3,133	105
Net increase (decrease) in net assets resulting from operations	23,900	26,668	(49)

Capital transactions:
Issuance of Preferred Stock	—	—	521
Issuance of Common Stock	115,000	347,500	77,020
Dividends declared on Preferred Stock and Common Stock (Note 8)	(52,392)	(21,840)	(96)
Net increase (decrease) in net assets resulting from capital transactions	62,608	325,660	77,445
Total increase (decrease) in net assets	86,508	352,328	77,396
Net assets at end of period	$516,232	$429,724	$77,396

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$23,900	$26,668	$(49)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	28,306	(3,133)	(105)
Net realized (gain) loss on investments	(202)	(357)	—
Net accretion of discount and amortization of premium on investments	(4,296)	(2,567)	(31)
Payment-in-kind interest and dividend capitalized	(695)	(146)	(3)
Amortization of deferred financing costs	1,693	1,095	28
Amortization of deferred offering costs	—	63	16
Purchases of investments and change in payable for investments purchased	(333,788)	(856,531)	(109,076)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold.	121,486	81,849	982
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(4,244)	(3,166)	(302)
(Increase) decrease in prepaid expenses and other assets	80	(20)	(77)
(Decrease) increase in payable to affiliates	(196)	814	549
(Decrease) increase in management fee payable	111	187	27
(Decrease) increase in interest payable	7,294	2,378	38
(Decrease) increase in accrued expenses and other liabilities	(764)	1,512	380
Net cash provided by (used in) operating activities	(161,315)	(751,354)	(107,623)

Cash flows from financing activities:
Borrowings on debt	240,000	569,900	57,500
Repayments on debt	(152,093)	(124,000)	—
Proceeds from issuance of Preferred Stock	—	—	521
Proceeds from issuance of Common Stock	129,593	314,310	77,020
Deferred financing costs paid	(1,922)	(3,850)	(1,450)
Dividends paid in cash	(49,379)	(10,650)	(13)
Offering costs paid	—	(1)	(78)
Net cash provided by (used in) financing activities	166,199	745,709	133,500
Net increase (decrease) in cash	4,884	(5,645)	25,877
Cash, beginning of period	20,232	25,877	—
Cash, end of period	$25,116	$20,232	$25,877

SL Investment Corp.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise Tax Paid	$45	$—	$—
Accrued but unpaid excise tax expense	$—	$45	$—
Interest expense paid	$19,476	$3,503	$—
Accrued but unpaid dividends	$14,285	$11,273	$83
Subscriptions receivable	$18,597	$33,190	$—
Accrued but unpaid deferred financing costs	$636	$2,179	$1,611

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L + 5.00%	9.73%	12/22/2026	12,110	$11,896	$11,796	2.29%
Jonathan Acquisition Company	(4) (6) (12)	L + 5.00%	9.73%	12/22/2025	1,304	1,276	1,254	0.24
Mantech International CP	(4) (5) (7)	S + 5.75%	9.58%	9/14/2029	10,773	10,564	10,495	2.03
Mantech International CP	(4) (7) (12)	S + 5.75%	9.58%	9/14/2029	—	(25)	(67)	(0.01)
Mantech International CP	(4) (7) (12)	S + 5.75%	9.58%	9/14/2028	—	(30)	(41)	(0.01)
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	10.98%	4/22/2027	7,814	7,754	7,558	1.46
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	10.98%	4/22/2027	7,869	7,743	7,611	1.47
PCX Holding Corp.	(4) (6) (12)	L + 6.25%	10.98%	4/22/2027	238	232	212	0.04
Two Six Labs, LLC	(4) (5) (7)	S + 5.50%	10.08%	8/20/2027	4,697	4,621	4,583	0.89
Two Six Labs, LLC	(4) (7) (12)	S + 5.50%	10.08%	8/20/2027	908	886	864	0.17
Two Six Labs, LLC	(4) (7) (12)	S + 5.50%	10.08%	8/20/2027	—	(14)	(22)	—
						44,903	44,243	8.57
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	L + 5.75%	10.48%	6/11/2027	2,388	2,344	2,296	0.44
Omni Intermediate Holdings, LLC	(4) (5) (6)	S + 5.00%	9.73%	12/30/2026	14,571	14,451	13,954	2.70
Omni Intermediate Holdings, LLC	(4) (6) (12)	S + 5.00%	9.73%	12/30/2026	654	638	587	0.11
Omni Intermediate Holdings, LLC	(4) (6)	S + 5.00%	9.73%	12/30/2026	77	75	73	0.01
Omni Intermediate Holdings, LLC	(4) (6) (12)	S + 5.00%	9.73%	12/30/2025	—	(11)	(56)	(0.01)
RoadOne IntermodaLogistics	(4) (6)	S + 6.25%	10.81%	12/30/2028	635	616	616	0.12
RoadOne IntermodaLogistics	(4) (6) (12)	S + 6.25%	10.81%	12/30/2028	—	(2)	(2)	—
RoadOne IntermodaLogistics	(4) (6) (12)	S + 6.25%	10.81%	12/30/2028	28	25	25	—
						18,136	17,493	3.28
Auto Components
Continental Battery Company	(4) (5) (6)	L + 6.75%	11.48%	1/20/2027	6,188	6,083	5,904	1.14
Randy's Holdings, Inc.	(4) (5) (6)	S + 6.50%	10.59%	11/1/2028	2,509	2,435	2,435	0.47
Randy's Holdings, Inc.	(4) (6) (12)	S + 6.50%	10.59%	11/1/2024	—	(12)	(12)	—
Randy's Holdings, Inc.	(4) (6) (12)	S + 6.50%	10.59%	11/1/2027	53	43	43	0.01
Sonny's Enterprises, LLC	(4) (5) (6)	S + 5.95%	10.19%	8/5/2026	5,004	4,929	4,792	0.93
Sonny's Enterprises, LLC	(4) (6)	S + 6.75%	10.19%	8/5/2026	9,120	8,981	8,733	1.69
Sonny's Enterprises, LLC	(4) (5) (6)	S + 6.75%	10.19%	8/5/2026	4,767	4,702	4,565	0.88
Spectrum Automotive Holdings Corp.	(4) (5) (7)	L + 5.75%	10.48%	6/29/2028	10,136	10,010	9,546	1.85
Spectrum Automotive Holdings Corp.	(4) (7) (12)	L + 5.75%	10.48%	6/29/2028	1,996	1,965	1,832	0.35
Spectrum Automotive Holdings Corp.	(4) (7) (12)	L + 5.75%	10.48%	6/29/2027	—	(4)	(22)	—
						39,132	37,816	7.33

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S + 5.50%	9.92%	2/28/2025	8,887	$8,777	$8,634	1.67%
ARI Network Services, Inc.	(4) (5) (7)	S + 5.50%	9.92%	2/28/2025	1,556	1,537	1,512	0.29
ARI Network Services, Inc.	(4) (7) (12)	S + 5.50%	9.92%	2/28/2025	390	374	353	0.07
Summit Buyer, LLC	(4) (5) (6)	L + 5.75%	10.13%	1/14/2026	9,480	9,341	9,061	1.76
Summit Buyer, LLC	(4) (6) (12)	L + 5.75%	10.13%	1/14/2026	12,427	12,233	11,815	2.29
Summit Buyer, LLC	(4) (6) (12)	L + 5.75%	10.13%	1/14/2026	—	(14)	(46)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	11.15%	12/2/2025	16,260	16,036	15,675	3.04
Turbo Buyer, Inc.	(4) (5) (6)	L + 6.00%	11.15%	12/2/2025	1,488	1,465	1,435	0.28
						49,749	48,439	9.38
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	10.39%	4/27/2027	6,410	6,361	6,199	1.20
GraphPad Software, LLC	(4) (6) (12)	L + 5.50%	10.39%	4/27/2027	—	(5)	(25)	—
						6,356	6,174	1.20
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S + 5.75%	8.99%	12/22/2027	1,532	1,504	1,456	0.28
V Global Holdings, LLC	(4) (7) (12)	S + 5.75%	8.99%	12/22/2025	—	(3)	(11)	—
						1,501	1,445	0.28
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	8.45%	12/23/2026	7,406	7,305	7,239	1.40
365 Retail Markets, LLC	(4) (5) (6)	L + 4.75%	8.45%	12/23/2026	2,376	2,350	2,322	0.45
365 Retail Markets, LLC	(4) (6) (12)	L + 4.75%	8.45%	12/23/2026	686	670	659	0.13
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S + 7.25%	11.48%	12/9/2029	840	815	815	0.16
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S + 7.25%	11.48%	12/9/2028	—	(2)	(2)	—
BPG Holdings IV Corp.	(4) (5) (7)	S + 6.00%	10.54%	7/29/2029	9,626	9,001	9,000	1.74
Encore Holdings, LLC	(4) (5) (7)	L + 4.50%	9.23%	11/23/2028	9,248	9,107	9,031	1.75
Encore Holdings, LLC	(4) (5) (7) (12)	L + 4.50%	9.23%	11/23/2028	10,570	10,350	10,149	1.97
Encore Holdings, LLC	(4) (7) (12)	L + 4.50%	9.23%	11/23/2027	—	(38)	(63)	(0.01)
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	10.40%	12/15/2028	16,581	16,289	16,311	3.16
FLS Holding, Inc.	(4) (5) (6) (9)	L + 5.25%	10.40%	12/15/2028	3,605	3,539	3,546	0.69
FLS Holding, Inc.	(4) (6) (9) (12)	L + 5.25%	10.40%	12/17/2027	—	(24)	(24)	—
PDFTron Systems, Inc.	(4) (5) (6) (9)	S + 5.50%	9.82%	7/15/2027	13,035	12,856	12,601	2.44
PDFTron Systems, Inc.	(4) (5) (6) (9)	S + 5.50%	9.82%	7/15/2027	4,200	4,130	4,060	0.79
PDFTron Systems, Inc.	(4) (6) (9) (12)	S + 5.50%	9.82%	7/15/2026	1,650	1,603	1,540	0.30
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L + 5.00%	9.35%	12/20/2028	15,714	15,437	15,021	2.91
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L + 5.00%	9.35%	12/20/2028	—	(27)	(140)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L + 5.00%	9.35%	12/20/2028	—	(15)	(42)	(0.01)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
QW Holding Corporation	(4) (5) (6)	L + 5.50%	9.44%	8/31/2026	3,299	$3,256	$3,176	0.62%
QW Holding Corporation	(4) (6) (12)	L + 5.50%	9.44%	8/31/2026	686	676	655	0.13
QW Holding Corporation	(4) (6) (12)	L + 5.50%	9.44%	8/31/2026	—	(11)	(31)	(0.01)
Sherlock Buyer Corp.	(4) (5) (7)	L + 5.75%	10.48%	12/8/2028	18,554	18,227	18,144	3.51
Sherlock Buyer Corp.	(4) (7) (12)	L + 5.75%	10.48%	12/8/2028	—	(46)	(119)	(0.02)
Sherlock Buyer Corp.	(4) (7) (12)	L + 5.75%	10.48%	12/8/2027	—	(35)	(48)	(0.01)
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S + 6.75%	11.30%	12/28/2029	6,656	6,456	6,456	1.25
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S + 6.75%	11.30%	12/28/2029	—	(27)	(27)	(0.01)
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S + 6.75%	11.30%	12/28/2028	91	69	69	0.01
Sweep Purchaser, LLC	(4) (5) (6)	L + 5.75%	10.47%	11/30/2026	2,901	2,861	2,746	0.53
Sweep Purchaser, LLC	(4) (5) (6) (12)	L + 5.75%	10.47%	11/30/2026	1,978	1,948	1,867	0.36
Sweep Purchaser, LLC	(4) (6) (12)	L + 5.75%	10.47%	11/30/2026	84	78	59	0.01
Tamarack Intermediate, LLC	(4) (5) (7)	S + 5.75%	9.23%	3/13/2028	5,473	5,375	5,232	1.01
Tamarack Intermediate, LLC	(4) (7) (12)	S + 5.75%	9.23%	3/13/2028	91	76	52	0.01
Valcourt Holdings II, LLC	(4) (5) (6)	S + 5.25%	9.98%	1/7/2027	12,637	12,455	12,488	2.42
Valcourt Holdings II, LLC	(4) (6) (12)	S + 5.25%	9.98%	1/7/2027	1,913	1,881	1,886	0.37
VRC Companies, LLC	(4) (5) (7)	S + 5.53%	10.43%	6/29/2027	23,317	23,036	22,501	4.36
VRC Companies, LLC	(4) (5) (7)	S + 5.75%	8.52%	6/29/2027	4,493	4,412	4,269	0.83
VRC Companies, LLC	(4) (7) (12)	P + 4.50%	12.25%	6/29/2027	—	(8)	(25)	—
						174,025	171,373	33.20
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L + 5.50%	9.89%	10/19/2028	14,662	14,409	14,000	2.71
KPSKY Acquisition, Inc.	(4) (5) (7) (12)	P + 4.50%	12.00%	10/19/2028	1,912	1,862	1,753	0.34
						16,271	15,753	3.05
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L + 5.50%	10.24%	12/11/2028	23,487	23,074	21,927	4.25
Fortis Solutions Group, LLC	(4) (5) (7)	L + 5.50%	9.67%	10/13/2028	8,222	8,081	7,955	1.54
Fortis Solutions Group, LLC	(4) (5) (7) (12)	L + 5.50%	9.67%	10/13/2028	3,373	3,314	3,263	0.63
Fortis Solutions Group, LLC	(4) (7) (12)	L + 5.50%	9.67%	10/15/2028	—	(7)	(33)	(0.01)
Fortis Solutions Group, LLC	(4) (7) (12)	L + 5.50%	9.67%	10/15/2027	154	135	117	0.02
						34,597	33,229	6.44
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S + 5.55%	9.76%	11/30/2026	9,946	9,752	9,453	1.83
48Forty Solutions, LLC	(4) (6) (12)	S + 5.50%	9.76%	11/30/2026	—	(26)	(77)	(0.01)
Avalara, Inc.	(4) (5) (7)	S + 7.25%	11.83%	10/19/2028	2,336	2,279	2,279	0.44
Avalara, Inc.	(4) (7) (12)	S + 7.25%	11.83%	10/19/2028	—	(6)	(6)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	10.23%	11/1/2028	15,142	15,010	14,704	2.85

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(4) (5) (7)	L + 5.50%	10.23%	11/1/2028	8,425	$8,352	$8,181	1.58%
Radwell Parent, LLC	(4) (5) (7)	S + 6.75%	11.33%	4/1/2029	13,953	13,546	13,546	2.62
Radwell Parent, LLC	(4) (7) (12)	S + 6.75%	11.33%	4/1/2028	—	(30)	(30)	(0.01)
						48,877	48,050	9.31
Diversified Consumer Services
Assembly Intermediate, LLC	(4) (5) (6)	L + 6.50%	11.23%	10/19/2027	8,889	8,740	8,548	1.66
Assembly Intermediate, LLC	(4) (6) (12)	L + 6.50%	11.23%	10/19/2027	1,244	1,215	1,159	0.22
Assembly Intermediate, LLC	(4) (6) (12)	L + 6.50%	11.23%	10/19/2027	356	341	321	0.06
FPG Intermediate Holdco, LLC	(4) (6)	S + 6.50%	10.92%	3/5/2027	837	822	796	0.15
FPG Intermediate Holdco, LLC	(4) (6) (12)	S + 6.50%	10.92%	3/5/2027	—	(46)	(124)	(0.02)
Heartland Home Services	(4) (7) (12)	L + 5.75%	10.10%	12/15/2026	1,877	1,860	1,802	0.35
Lightspeed Solution, LLC	(4) (5) (7)	S + 6.50%	10.82%	3/1/2028	3,793	3,726	3,654	0.71
Lightspeed Solution, LLC	(4) (7) (12)	S + 6.50%	10.82%	3/1/2028	—	(11)	(45)	(0.01)
LUV Car Wash Group, LLC	(4) (6) (12)	L + 5.50%	9.24%	12/9/2026	372	367	359	0.07
LUV Car Wash Group, LLC	(4) (5) (6)	L + 5.50%	9.24%	12/9/2026	349	346	341	0.07
Magnolia Wash Holdings	(4) (5) (6)	S + 6.50%	10.32%	7/14/2028	1,690	1,658	1,619	0.31
Magnolia Wash Holdings	(4) (6)	S + 6.50%	10.32%	7/14/2028	317	311	303	0.06
Magnolia Wash Holdings	(4) (6) (12)	S + 6.50%	10.32%	7/14/2028	39	38	36	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S + 6.00%	9.82%	10/16/2023	3,443	3,432	3,443	0.67
Mammoth Holdings, LLC	(4) (5) (6)	S + 6.00%	9.82%	10/16/2023	15,415	15,363	15,415	2.99
Mammoth Holdings, LLC	(4) (6) (12)	S + 6.00%	9.82%	10/16/2023	—	(1)	—	—
Spotless Brands, LLC	(4) (5) (6)	S + 6.50%	10.71%	7/25/2028	1,439	1,411	1,382	0.27
Spotless Brands, LLC	(4) (6)	S + 6.50%	10.71%	7/25/2028	272	267	261	0.05
Spotless Brands, LLC	(4) (6) (12)	S + 6.50%	10.71%	7/25/2028	—	(1)	(2)	—
						39,838	39,268	7.61
Diversified Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S + 6.25%	10.57%	5/25/2029	1,477	1,450	1,451	0.28
Applitools, Inc.	(4) (7) (9) (12)	S + 6.25%	10.57%	5/25/2028	—	(4)	(3)	—
Cerity Partners, LLC	(4) (5) (7)	S + 6.75%	11.32%	12/29/2029	3,272	3,175	3,174	0.61
Cerity Partners, LLC	(4) (7) (12)	S + 6.75%	11.32%	12/29/2029	172	23	23	—
SitusAMC Holdings Corp.	(4) (5) (7)	L + 5.50%	10.23%	12/22/2027	7,146	7,085	6,835	1.32
Smarsh, Inc.	(4) (5) (7)	S + 6.50%	11.29%	2/16/2029	4,286	4,208	4,126	0.80
Smarsh, Inc.	(4) (7) (12)	S + 6.50%	11.29%	2/16/2029	536	521	496	0.10
Smarsh, Inc.	(4) (7) (12)	S + 6.50%	11.29%	2/16/2029	—	(5)	(10)	—
						16,453	16,092	3.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S + 5.75%	10.48%	7/6/2028	1,751	1,719	1,661	0.32

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Abracon Group Holdings, LLC	(4) (7) (12)	S + 5.75%	10.48%	7/6/2028	—	$(3)	$(16)	—%
Abracon Group Holdings, LLC	(4) (7) (12)	S + 5.75%	10.48%	7/6/2028	—	(2)	(7)	—
Dwyer Instruments, Inc.	(4) (5) (7)	L + 6.00%	10.73%	7/21/2027	2,549	2,503	2,434	0.47
Dwyer Instruments, Inc.	(4) (7) (12)	L + 6.00%	10.73%	7/21/2027	—	(6)	(29)	(0.01)
Dwyer Instruments, Inc.	(4) (7) (12)	L + 6.00%	10.73%	7/21/2027	50	44	36	0.01
						4,255	4,079	0.79
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L + 7.25% (incl. 1.00% PIK)	12.29%	12/18/2025	3,604	3,558	3,006	0.58
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L + 6.00%	10.73%	7/12/2027	4,028	3,963	3,838	0.74
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S + 6.00%	10.39%	4/3/2028	4,737	4,681	4,666	0.90
DCA Investment Holdings, LLC	(4) (5) (7) (12)	S + 6.00%	10.39%	4/3/2028	1,129	1,111	1,111	0.22
DCA Investment Holdings, LLC	(4) (7) (12)	S + 6.00%	10.39%	4/3/2028	—	(5)	(5)	—
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S + 6.50%	11.23%	9/22/2026	750	744	736	0.14
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S + 6.50%	11.23%	9/22/2026	206	204	202	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S + 6.50%	11.23%	9/22/2026	17	16	16	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S + 4.75%	9.56%	12/10/2026	3,875	3,844	3,763	0.73
Heartland Veterinary Partners, LLC	(4) (5) (6) (12)	S + 4.75%	9.56%	12/10/2026	6,167	6,098	5,912	1.15
Heartland Veterinary Partners, LLC	(4) (6) (12)	S + 4.75%	9.56%	12/10/2026	—	(6)	(22)	—
iCIMS, Inc.	(4) (5) (7)	S + 7.25% (incl. 3.875% PIK)	11.52%	8/18/2028	1,433	1,408	1,408	0.27
Intelerad Medical Systems Incorporated	(4) (6) (9)	S + 6.50%	11.23%	8/21/2026	938	911	917	0.18
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L + 6.00%	10.22%	9/1/2027	3,888	3,825	3,753	0.73
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	L + 6.00%	10.22%	9/1/2027	378	364	329	0.06
Southern Veterinary Partners, LLC	(4) (5) (6)	S + 5.50%	9.93%	10/5/2027	285	279	270	0.05
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	L + 5.75%	10.48%	1/2/2029	4,342	4,284	4,111	0.80
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	L + 5.75%	10.48%	1/2/2029	511	501	444	0.09
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	P + 4.75%	12.25%	12/30/2026	450	442	417	0.08
Suveto	(4) (5) (7) (12)	L + 5.00%	9.38%	9/9/2027	4,731	4,686	4,483	0.87
Suveto	(4) (7) (12)	L + 5.00%	9.38%	9/9/2027	347	340	327	0.06
Vardiman Black Holdings, LLC	(4) (5) (8)	S + 7.00%	11.22%	3/18/2027	2,274	2,255	2,151	0.42
Vardiman Black Holdings, LLC	(4) (8) (12)	S + 7.00%	11.22%	3/18/2027	2,605	2,581	2,458	0.48
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S + 5.65%	10.23%	3/23/2028	496	485	466	0.09
						39,048	37,913	7.34

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	9.98%	2/3/2026	4,223	$4,147	$4,099	0.79%
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	9.98%	2/3/2026	3,078	3,018	2,989	0.58
Lightspeed Buyer, Inc.	(4) (6) (12)	L + 5.50%	9.98%	2/3/2026	—	(9)	(39)	(0.01)
						7,156	7,049	1.37
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S + 6.00%	10.68%	10/29/2028	18,414	18,175	18,094	3.51
Foundation Risk Partners Corp.	(4) (5) (7)	S + 6.00%	10.68%	10/29/2028	4,005	3,955	3,935	0.76
Foundation Risk Partners Corp.	(4) (7) (12)	S + 6.00%	10.68%	10/29/2027	807	783	773	0.15
Galway Borrower, LLC	(4) (5) (7)	L + 5.25%	9.98%	9/29/2028	12,119	11,920	11,597	2.25
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	9.98%	9/29/2028	1,428	1,390	1,348	0.26
Galway Borrower, LLC	(4) (7) (12)	L + 5.25%	9.98%	9/30/2027	290	276	252	0.05
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.25%	9.63%	11/25/2026	6,161	6,096	5,996	1.16
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	10.73%	4/14/2028	4,282	4,214	4,158	0.81
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	10.73%	4/14/2028	17,196	16,914	16,698	3.23
High Street Buyer, Inc.	(4) (7) (12)	L + 6.00%	10.73%	4/16/2027	—	(13)	(26)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (5) (7)	L + 6.05%	10.81%	8/27/2025	24,599	24,373	23,900	4.63
Integrity Marketing Acquisition, LLC	(4) (5) (7)	L + 6.05%	10.81%	8/27/2025	7,410	7,342	7,200	1.39
Keystone Agency Investors	(4) (5) (6)	S + 6.25%	10.98%	5/3/2027	2,641	2,606	2,606	0.50
Keystone Agency Investors	(4) (5) (6)	S + 6.25%	10.98%	5/3/2027	3,200	3,158	3,158	0.61
Oakbridge Insurance Agency, LLC	(4) (5) (6)	S + 5.75%	10.17%	12/31/2026	1,078	1,062	1,062	0.21
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S + 5.75%	10.17%	12/31/2026	60	56	56	0.01
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S + 5.75%	10.17%	12/31/2026	19	18	18	—
Patriot Growth Insurance Services, LLC	(4) (7) (12)	L + 5.75%	10.47%	10/16/2028	49	43	17	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L + 6.00%	11.21%	11/1/2028	7,698	7,629	7,325	1.42
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (12)	L + 6.00%	11.21%	11/1/2028	2,679	2,653	2,545	0.49
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L + 6.00%	11.21%	11/1/2027	—	(3)	(17)	—
RSC Acquisition, Inc.	(4) (5) (7)	S + 5.50%	10.11%	10/30/2026	5,374	5,331	5,206	1.01
RSC Acquisition, Inc.	(4) (5) (7)	S + 5.50%	10.11%	10/30/2026	5,176	5,136	5,014	0.97
World Insurance Associates, LLC	(4) (5) (6)	S + 5.75%	10.33%	4/1/2026	14,934	14,657	14,467	2.80
World Insurance Associates, LLC	(4) (5) (6)	S + 5.75%	10.33%	4/1/2026	11,653	11,470	11,288	2.19
World Insurance Associates, LLC	(4) (6) (12)	S + 5.75%	10.33%	4/1/2026	631	618	600	0.12
						149,859	147,270	28.53
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S + 5.50%	9.34%	10/30/2026	9,512	9,372	9,308	1.80
FMG Suite Holdings, LLC	(4) (5) (6)	S + 5.50%	9.34%	10/30/2026	2,239	2,208	2,191	0.42
FMG Suite Holdings, LLC	(4) (5) (6) (12)	S + 5.50%	9.34%	10/30/2026	236	221	212	0.04

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	10.75%	12/9/2026	11,319	$11,183	$11,049	2.14%
MSM Acquisitions, Inc.	(4) (5) (6) (12)	L + 6.00%	10.75%	12/9/2026	4,536	4,442	4,187	0.81
MSM Acquisitions, Inc.	(4) (6) (12)	L + 6.00%	10.75%	12/9/2026	612	594	580	0.11
Triple Lift, Inc.	(4) (5) (7)	S + 5.50%	10.12%	5/8/2028	11,820	11,629	11,213	2.17
Triple Lift, Inc.	(4) (7) (12)	S + 5.25%	10.12%	5/8/2028	657	631	569	0.11
						40,280	39,309	7.61
IT Services
Atlas Purchaser, Inc.	(7)	L + 5.25%	9.81%	5/8/2028	3,824	3,762	2,668	0.52
Donuts, Inc.	(4) (5) (6)	S + 6.00%	10.43%	12/29/2027	6,125	6,036	5,970	1.16
Donuts, Inc.	(4) (5) (6)	S + 6.00%	10.43%	12/29/2027	3,368	3,368	3,282	0.64
Donuts, Inc.	(4) (6) (12)	S + 6.00%	10.43%	12/29/2027	—	—	(40)	(0.01)
Govbrands Intermediate, Inc.	(4) (5) (7)	L + 5.50%	10.23%	8/4/2027	17,040	16,698	16,261	3.15
Govbrands Intermediate, Inc.	(4) (5) (7) (12)	L + 5.50%	10.23%	8/4/2027	3,844	3,750	3,586	0.69
Govbrands Intermediate, Inc.	(4) (7) (12)	L + 5.50%	10.23%	8/4/2027	1,634	1,600	1,551	0.30
Long Term Care Group, Inc.	(4) (5) (7)	L + 6.00%	10.34%	9/8/2027	1,985	1,950	1,907	0.37
Redwood Services Group, LLC	(4) (5) (7)	S + 6.00%	10.68%	6/15/2029	1,813	1,779	1,734	0.34
Redwood Services Group, LLC	(4) (7) (12)	S + 6.00%	10.68%	6/15/2029	312	306	293	0.06
Syntax Systems Ltd	(4) (5) (7) (9)	L + 5.50%	10.13%	10/29/2028	15,194	15,062	14,366	2.78
Syntax Systems Ltd	(4) (7) (9) (12)	L + 5.50%	10.13%	10/29/2028	—	(33)	(219)	(0.04)
Syntax Systems Ltd	(4) (7) (9) (12)	L + 5.75%	10.13%	10/29/2026	1,069	1,057	982	0.19
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	10.73%	1/22/2027	7,244	7,137	7,067	1.37
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	10.73%	1/22/2027	6,447	6,347	6,290	1.22
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (12)	P + 5.00%	12.50%	1/22/2027	91	81	74	0.01
UpStack, Inc.	(4) (5) (6)	L + 5.75%	10.32%	8/20/2027	4,173	4,088	4,048	0.78
UpStack, Inc.	(4) (5) (6) (12)	L + 5.75%	10.32%	8/20/2027	1,411	1,374	1,355	0.26
UpStack, Inc.	(4) (6) (12)	L + 5.75%	10.32%	8/20/2027	—	(8)	(11)	—
						74,354	71,164	13.79
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S + 5.00%	9.84%	11/16/2026	19,683	19,518	19,398	3.76
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S + 5.00%	9.84%	11/16/2026	1,680	1,664	1,656	0.32
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S + 5.00%	9.84%	11/16/2026	—	(14)	(24)	—
						21,168	21,030	4.07
Machinery
Answer Acquisition, LLC	(4) (5) (6)	L + 5.50%	10.23%	12/30/2026	12,870	12,657	12,326	2.39
Answer Acquisition, LLC	(4) (6) (12)	L + 5.50%	10.23%	12/30/2026	—	(16)	(42)	(0.01)
MHE Intermediate Holdings, LLC	(4) (5) (6)	S + 6.00%	9.74%	7/21/2027	12,307	12,110	11,943	2.31
MHE Intermediate Holdings, LLC	(4) (6)	S + 6.00%	9.74%	12/9/2025	1,678	1,644	1,644	0.32

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC	(4) (5) (6)	S + 6.00%	9.74%	7/21/2027	1,590	$1,564	$1,544	0.30%
MHE Intermediate Holdings, LLC	(4) (6) (12)	S + 6.00%	9.74%	7/21/2027	150	134	118	0.02
						28,093	27,533	5.33
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	9.38%	12/22/2027	12,254	12,111	11,893	2.30
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.50%	9.38%	12/22/2027	1,575	1,555	1,529	0.30
AWP Group Holdings, Inc.	(4) (6) (12)	L + 4.75%	9.38%	12/22/2026	647	629	592	0.11
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S + 4.75%	9.39%	6/26/2026	4,417	4,357	4,305	0.83
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S + 4.75%	9.39%	6/26/2025	197	189	179	0.03
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	8.88%	11/2/2026	5,429	5,393	5,358	1.04
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	8.88%	11/2/2026	3,537	3,514	3,491	0.68
Vessco Midco Holdings, LLC	(4) (6) (12)	P + 3.50%	11.00%	10/18/2026	358	352	346	0.07
						28,100	27,693	5.36
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5) (6)	S + 5.25%	9.57%	4/7/2028	388	382	376	0.07
Energy Labs Holdings Corp.	(4) (6) (12)	S + 5.25%	9.57%	4/7/2028	—	—	(2)	—
Energy Labs Holdings Corp.	(4) (6) (12)	S + 5.25%	9.57%	4/7/2028	18	17	16	—
						399	390	0.08
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S + 5.75%	9.83%	5/25/2029	1,841	1,805	1,805	0.35
Caerus US 1, Inc.	(4) (7) (9) (12)	S + 5.75%	9.83%	5/25/2029	—	(3)	(3)	—
Caerus US 1, Inc.	(4) (7) (9) (12)	S + 5.75%	9.83%	5/25/2029	48	45	45	0.01
						1,847	1,847	0.36
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	9.99%	3/10/2027	7,979	7,844	7,920	1.53
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	L + 6.25%	9.99%	3/10/2027	836	829	830	0.16
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L + 6.25%	9.99%	3/10/2027	300	290	296	0.06
Bridgepointe Technologies, LLC	(4) (6)	S + 6.50%	11.23%	12/31/2027	5,760	5,531	5,531	1.07
Bridgepointe Technologies, LLC	(4) (67) (12)	S + 6.50%	11.23%	12/31/2027	—	(153)	(153)	(0.03)
Bullhorn, Inc.	(4) (5) (6)	L + 5.75%	10.48%	9/30/2026	171	170	166	0.03
Bullhorn, Inc.	(4) (6)	L + 5.75%	10.48%	9/30/2026	19	19	19	—
Bullhorn, Inc.	(4) (6) (12)	L + 5.75%	10.48%	9/30/2026	4	4	3	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	9.21%	10/1/2027	8,582	8,441	8,326	1.61
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L + 5.00%	9.21%	10/1/2027	9,444	9,247	9,037	1.75
KWOR Acquisition, Inc.	(4) (5) (7)	L + 5.25%	9.63%	12/22/2028	876	864	830	0.16
KWOR Acquisition, Inc.	(4) (7) (12)	P + 4.25%	11.75%	12/22/2027	—	(1)	(6)	—
						33,085	32,799	6.35

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S + 6.50% (incl. 2.50% PIK)	10.36%	7/2/2027	6,968	$6,915	$6,652	1.29%
Associations, Inc.	(4) (5) (6) (12)	S + 6.50% (incl. 2.50% PIK)	10.36%	7/2/2027	6,190	6,135	5,859	1.13
Associations, Inc.	(4) (6) (12)	S + 6.50% (incl. 2.50% PIK)	10.36%	7/2/2027	—	(6)	(36)	(0.01)
MRI Software, LLC	(4) (6)	L + 5.50%	10.23%	2/10/2026	957	952	937	0.18
MRI Software, LLC	(4) (6) (12)	L + 5.50%	10.23%	2/10/2026	461	457	420	0.08
Pritchard Industries, LLC	(4) (5) (7)	L + 5.50%	10.54%	10/13/2027	10,942	10,760	10,334	2.00
Pritchard Industries, LLC	(4) (7) (12)	L + 5.50%	10.54%	10/13/2027	2,320	2,278	2,174	0.42
Zarya Intermediate, LLC	(4) (5) (6) (9)	S + 6.50%	10.90%	7/1/2027	9,533	9,533	9,516	1.84
Zarya Intermediate, LLC	(4) (6) (9) (12)	S + 6.50%	10.90%	7/1/2027	—	—	(2)	—
						37,024	35,854	6.95
Software
Alert Media, Inc.	(4) (5) (6)	S + 5.00%	9.26%	4/12/2027	16,000	15,797	15,467	3.00
Alert Media, Inc.	(4) (6)	S + 5.00%	9.26%	4/12/2027	10,000	9,859	9,667	1.87
Alert Media, Inc.	(4) (6) (12)	S + 5.00%	9.26%	4/10/2026	—	(7)	(25)	—
Anaplan, Inc.	(4) (5) (7)	S + 6.50%	10.82%	6/21/2029	3,900	3,826	3,831	0.74
Appfire Technologies, LLC	(4) (5) (6)	S + 5.50%	9.92%	3/9/2027	6,255	6,225	6,018	1.17
Appfire Technologies, LLC	(4) (6) (12)	S + 5.50%	9.92%	3/9/2027	1,530	1,513	1,461	0.28
Appfire Technologies, LLC	(4) (6) (12)	S + 5.50%	9.92%	3/9/2027	2	1	1	—
CLEO Communications Holding, LLC	(4) (5) (6)	L + 6.50%	10.74%	6/9/2027	17,142	17,008	16,532	3.20
CLEO Communications Holding, LLC	(4) (6) (12)	L + 6.50%	10.74%	6/9/2027	—	(40)	(191)	(0.04)
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	9.92%	5/22/2026	28,301	28,125	27,628	5.35
GS AcquisitionCo, Inc.	(4) (6)	L + 5.75%	9.92%	5/22/2026	337	335	329	0.06
GS AcquisitionCo, Inc.	(4) (6) (12)	L + 5.75%	9.92%	5/22/2026	—	(7)	(21)	—
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	9.38%	12/19/2023	4,364	4,349	4,364	0.85
Gurobi Optimization, LLC	(4) (6) (12)	L + 5.00%	9.38%	12/19/2023	—	(2)	—	—
LegitScript	(4) (5) (7)	S + 5.25%	9.57%	6/24/2029	4,392	4,309	4,309	0.83
LegitScript	(4) (7) (12)	S + 5.25%	9.57%	6/24/2029	—	(11)	(11)	—
LegitScript	(4) (7) (12)	S + 5.25%	9.57%	6/24/2028	39	27	27	0.01
Montana Buyer, Inc.	(4) (5) (7)	S + 5.75%	8.70%	7/22/2029	1,306	1,281	1,262	0.24
Montana Buyer, Inc.	(4) (7) (12)	S + 5.75%	8.70%	7/22/2028	—	(3)	(5)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S + 5.00%	9.70%	6/11/2029	614	608	581	0.11
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S + 5.00%	9.70%	6/11/2029	108	107	91	0.02
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S + 5.00%	9.70%	6/11/2029	—	(1)	(3)	—
Oak Purchaser, Inc.	(4) (5) (7)	S + 5.50%	9.48%	4/28/2028	931	922	917	0.18

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Oak Purchaser, Inc.	(4) (7) (12)	S + 5.50%	9.48%	4/28/2028	208	$203	$200	0.04%
Oak Purchaser, Inc.	(4) (7) (12)	S + 5.50%	9.48%	4/28/2028	—	(1)	(2)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	L + 6.50%	10.67%	1/30/2026	3,004	2,963	2,990	0.58
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	L + 6.50%	10.67%	1/30/2026	—	(5)	(2)	—
Project Leopard Holdings, Inc.	(5)(8)(9)	S + 5.25%	9.80%	7/20/2029	1,040	971	943	0.18
Revalize, Inc.	(4) (5) (6)	S + 5.75%	10.48%	4/15/2027	8,638	8,590	8,235	1.60
Revalize, Inc.	(4) (6)	S + 5.75%	10.48%	4/15/2027	121	121	116	0.02
Revalize, Inc.	(4) (6) (12)	S + 5.75%	10.48%	4/15/2027	—	(1)	(3)	—
Riskonnect Parent, LLC	(4) (5) (7)	S + 5.50%	10.08%	12/7/2028	141	138	135	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S + 5.50%	10.08%	12/7/2028	25	23	17	—
Securonix, Inc.	(4) (5) (7)	S + 6.50%	10.10%	4/5/2028	9,004	8,862	8,678	1.68
Securonix, Inc.	(4) (7) (12)	S + 6.50%	10.10%	4/5/2028	—	(25)	(59)	(0.01)
Skykick, Inc.	(4) (5) (6)	L + 7.25%	11.00%	9/1/2027	2,700	2,645	2,633	0.51
Skykick, Inc.	(4) (6) (12)	L + 7.25%	11.00%	9/1/2027	630	612	602	0.12
Trunk Acquisition, Inc.	(4) (5) (6)	L + 5.50%	10.23%	2/19/2027	4,526	4,488	4,319	0.84
Trunk Acquisition, Inc.	(4) (6) (12)	L + 5.50%	10.23%	2/19/2026	—	(3)	(20)	—
						$123,802	$121,011	23.44%
Total First Lien Debt						$1,085,829	$1,061,160	205.45%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)(6)	S + 9.00%	13.69%	12/30/2027	900	$875	$864	0.17%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (5) (8)	L + 7.00%	11.73%	3/2/2029	3,000	2,989	2,905	0.56
Infinite Bidco, LLC	(4) (8) (12)	L + 7.00%	11.73%	3/2/2029	—	—	(47)	(0.01)
						2,989	2,858	0.55
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S + 8.00%	12.81%	12/10/2027	360	354	330	0.06
Heartland Veterinary Partners, LLC	(4) (6) (12)	S + 8.00%	12.81%	12/10/2027	132	129	120	0.02
						483	450	0.09
Industrial Conglomerates
Aptean, Inc.	(4)(5)	L + 7.00%	11.74%	4/23/2027	1,050	1,050	963	0.19

IT Services
Idera, Inc.	(4) (5) (7)	L + 6.75%	10.50%	3/2/2029	530	527	497	0.10

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L + 8.50%	12.67%	11/20/2026	1,000	$982	$942	0.18%
						1,509	1,439	0.28
Software
Flexera Software, LLC	(4) (5) (6)	L + 7.00%	11.39%	3/3/2029	1,500	1,475	1,398	0.27
Total Second Lien Debt						$8,381	$7,972	1.54%

Other Securities

Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)		16.25% PIK	6/18/2026	500	$500	$124	0.02%
Fetch Insurance Services, LLC	(4)		12.75% (incl. 3.75% PIK)	10/31/2027	411	398	398	0.08
Total Other Debt						$898	$522	0.10%

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)	12.25%		06/24/2022	1,000,000	$1,041	$1,024	0.20%
Integrity Marketing Acquisition, LLC	(4) (11)	10.50%		12/21/2021	750,000	820	730	0.14
Revalize, Inc.	(4) (6) (11)	S + 10.00%		12/14/2021	1,787	1,937	1,807	0.35
Riskonnect Parent, LLC	(4) (11)	S + 10.50%		07/07/2022	320,600	323	333	0.06
Skykick, Inc.	(4) (11)			08/31/2021	23,665	225	170	0.03
Total Preferred Equity						$4,346	$4,064	0.79%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	$520	$387	0.07%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,233,333	1,233	1,468	0.28
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	53,339	137	213	0.04
Encore Holdings, LLC	(4) (11)			11/23/2021	478	55	90	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	60	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	102	0.02
LUV Car Wash	(4) (11)			4/6/2022	116	116	116	0.02
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	132	0.03
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	390	0.08
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	690	0.13
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	211	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195	194	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,000	300	346	0.07
Total Common Equity						$3,731	$4,399	0.85%
Total Other Securities						$8,975	$8,985	1.74%
Total Portfolio Investments						$1,103,185	$1,078,117	208.73%

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our LIBOR-based loans were the 3-month E at 2.13%, 1-month L at 4.39%, 3- month L at 4.77%, the 6-month L at 5.14%; the reference rates for our SOFR-based loans were the 1-month S at 4.36%, 3-month S at 4.59%, 6-month S at 4.78% and the P at 7.50%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022 non-qualifying assets represented 7.0% of total assets as calculated in accordance with regulatory requirements.

(10)	Investment was on non-accrual status as of December 31, 2022.
(11)
Securities exempt from registration under the Securities Act of 1933 as amended, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $8,463 or 1.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$514	$(12)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	1,508	(77)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	909	(26)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,247	(37)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	300	(2)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	317	(16)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	127	(7)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	(25)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,000	(42)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	277	(11)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	26	(1)
Applitools, Inc.	0.50%	Revolver	05/25/2028	200	(3)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	$978	$(38)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	533	(20)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	1,109	(50)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(36)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	78	(2)
Avalara, Inc.	0.50%	Revolver	10/19/2028	234	(6)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	3,840	(153)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	4	—
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(191)
Caerus US 1, Inc.	—%	Delayed Draw Term Loan	10/31/2024	266	(3)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	145	(3)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	4,823	(145)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	05/13/2024	4,206	(125)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	389	(6)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	1,583	(40)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	641	(29)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	271	(12)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	7,347	(173)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(63)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(24)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	889	(19)
FPG Intermediate Holdco, LLC	0.50%	Delayed Draw Term Loan	08/05/2024	2,500	(125)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	(33)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,002	(33)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	1,152	(20)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	907	(22)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,633	(24)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	418	(18)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	589	(25)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	14	—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(82)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	182	(8)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(25)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	506	(13)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	$536	$—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	612	(18)
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	11/17/2023	2,606	(76)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(23)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(27)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	618	(16)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,575	(71)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	122	(6)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	257	(5)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	1,196	(11)
LegitScript	0.50%	Revolver	06/24/2028	612	(11)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	1,350	(39)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	1,220	(45)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	921	(27)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	1,576	(32)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	32	(1)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	2,600	(67)
Mantech International CP	0.50%	Revolver	09/14/2028	1,600	(41)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	147	(5)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	220	(12)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	57	(3)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	412	(6)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	124	(2)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	399	(4)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	36	—
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	941	(39)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(56)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	555	(18)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	1,650	(55)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	632	(29)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	91	(4)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	347	(17)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	(2)
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	296	(16)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	02/20/2023	3,175	(140)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	952	(42)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	$1,042	$(36)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	08/31/2026	146	(5)
QW Holding Corporation	0.50%	Revolver	08/31/2026	833	(31)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	836	(12)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	282	(8)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	1,047	(30)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	121	(5)
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	177	(7)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	162	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	97	(3)
Securonix, Inc.	0.50%	Revolver	04/05/2028	1,621	(59)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	5,392	(119)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(48)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	495	(12)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
Spectrio, LLC	1.00%	Delayed Draw Term Loan	01/30/2023	10,045	(240)
Spectrio, LLC	0.50%	Revolver	12/09/2026	704	(17)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	821	(48)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	378	(22)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	46	(2)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	738	(39)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	1,416	(63)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(46)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	1,368	(27)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	638	(19)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	2,178	(78)
Suveto	0.50%	Revolver	09/09/2027	208	(8)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	91	(5)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	384	(21)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(219)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	535	(29)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	809	(36)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	589	(14)
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	1,057	(54)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	$429	$(20)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	915	(22)
Two Six Labs, LLC	1.00%	Revolver	08/20/2027	915	(22)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	450	(14)
UpStack, Inc.	0.50%	Revolver	08/20/2027	375	(11)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	210	(10)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	1,917	(67)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	708	(25)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	374	(4)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	95	(5)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	537	(7)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	340	(11)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	983	(2)
Total First Lien Debt Unfunded Commitments				$139,381	$(4,419)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$8	$(1)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	1,500	(47)
Total Second Lien Debt Unfunded Commitments				$1,508	$(48)
Total Unfunded Commitments				$140,889	$(4,467)

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

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
Integrity Marketing Acquisition, LLC	(4) (11)	10.50%	12/22/2021	750,000	$735	$735	0.17%
Revalize, Inc.	(4) (11)	11.00%	12/14/2021	1,500	1,470	1,470	0.34
Skykick, Inc.	(4) (11)		08/31/2021	23,665	225	229	0.05
Total Preferred Equity					$2,430	$2,434	0.57
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)		07/12/2021	5,196	519	479	0.11
BP Purchaser, LLC	(4) (11)		12/10/2021	1,233,333	1,234	1,234	0.29
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)		03/01/2021	53,339	137	177	0.04
Encore Holdings, LLC	(4) (11)		11/23/2021	478	55	55	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)		11/16/2020	500	50	138	0.03
PCX Holding Corp.	(4) (11)		04/22/2021	1,154	115	170	0.04
Pritchard Industries, Inc.	(4) (11)		10/13/2021	300,000	300	300	0.07
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)		12/20/2021	500,000	500	500	0.12
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)		06/29/2021	1,500	150	175	0.04
Suveto Buyer, LLC	(4) (9) (11)		11/19/2021	3,000	300	300	0.07
Total Common Equity					$3,360	$3,528	0.82
Total Other Securities					$6,383	$6,412	1.49%
Total Portfolio Investments					$885,827	$889,065	206.89%

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

SL Investment Corp.
Notes to Consolidated Financial Statements
December 31, 2022
(In thousands, except shares and per share amounts)

(1)     Organization

SL Investment Corp. (the “Company”) is a non-diversified externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley. The Company was formed as a Delaware corporation on August 24, 2020 and commenced investment operations in October 2020. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2022, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“SLIC SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with SLIC SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
The year ended December 31, 2020 represents the period from August 24, 2020 (date of inception) to December 31, 2020.
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
The Company’s Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as Deferred Financing Costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Company’s Consolidated Statements of Operations as interest expense and other financing expenses.
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
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company accrued $4, $317 (dollar amount in actual) and $0 of U.S. federal excise taxes.
New Accounting Standards
In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
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
The Company pays the Investment Adviser a fee for its services under the Prior Advisory Agreement and the Restated Advisory Agreement (the “Base Management Fee”). The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Restated Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf. The Investment Adviser is an indirect, wholly owned subsidiary, of Morgan Stanley.
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
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, $1,169, $490 and $27 respectively, of Base Management Fee was accrued to the Investment Adviser. As of December 31, 2022 and December 31, 2021, $325 and $214, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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

For the year ended December 31, 2022, December 31, 2021, and December 31, 2020, the Company incurred $—, $6 and $18, respectively, in expenses under the Prior Administration Agreement and the Restated Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.
As of December 31, 2022 and December 31, 2021, $0 and $24, respectively, was unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2022, December 31, 2021, and December 31, 2020, the Company incurred $—, $158 and $264 respectively, towards organization cost and amortization of offering cost. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.
As of December 31, 2022 and December 31, 2021, no organization and offering costs were included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,085,829	$1,061,160	98.4%	$872,028	$875,168	98.5%
Second Lien Debt	8,381	7,972	0.7	7,416	7,485	0.8
Other Securities	8,975	8,985	0.8	6,383	6,412	0.7
Total	$1,103,185	$1,078,117	100.0%	$885,827	$889,065	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2022	December 31, 2021
Aerospace and Defense	4.1%	3.2%
Air Freight and Logistics	1.7	1.7
Auto Components	3.5	2.3
Automobiles	4.5	6.8
Biotechnology	0.6	0.7
Chemicals	0.1	—
Commercial Services & Supplies	16.0	19.4
Construction and Engineering	1.5	1.7
Containers & Packaging	3.3	3.7
Distributors	4.5	1.7
Diversified Consumer Services	3.6	1.8
Diversified Financial Services	1.5	0.8
Electronic Equipment, Instruments & Components	0.6	0.3
Food Products	0.3	0.4
Health Care Equipment & Supplies	0.4	0.5
Health Care Providers & Services	3.6	3.5
Health Care Technology	0.6	0.8
Industrial Conglomerates	0.1	0.1
Insurance Services	13.8	15.0
Interactive Media & Services	3.6	4.0
IT Services	6.8	7.6
Leisure Products	2.0	2.6
Machinery	2.5	1.4
Multi-Utilities	2.6	1.9
Oil, Gas & Consumable Fuels(1)	—	—
Pharmaceuticals	0.2	—
Professional Services	3.1	4.0
Real Estate Management & Development	3.3	3.5
Software	11.6	10.6
Total	100.0%	100.0%

(1)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,298	$1,279	0.1%	$—	$—	—%
Canada	46,200	44,881	4.2	34,273	34,039	3.8
United Kingdom	1,847	1,847	0.2	7,631	7,800	0.9
United States	1,053,840	1,030,110	95.5	843,923	847,226	95.3
Total	$1,103,185	$1,078,117	100.0%	$885,827	$889,065	100.0%
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
(4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
(5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.

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
The following tables present the fair value hierarchy of the investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,611	$1,057,549	$1,061,160	$—	$7,313	$867,855	$875,168
Second Lien Debt	—	963	7,009	7,972	—	—	7,485	7,485
Other Securities	—	—	8,985	8,985	—	—	6,412	6,412
Total	$—	$4,574	$1,073,543	$1,078,117	$—	$7,313	$881,752	$889,065
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$867,855	$7,485	$6,412	$881,752
Purchases of investments	329,577	950	2,333	332,860
Proceeds from principal repayments and sales of investments	(118,083)	—	(8)	(118,091)
Accretion of discount/amortization of premium	4,266	15	—	4,281
Payment-in-kind	437	—	258	695
Net change in unrealized appreciation (depreciation)	(26,699)	(391)	(18)	(27,108)
Net realized gains (losses)	196	—	8	204
Transfers into/(out) of Level 3	—	(1,050)	—	(1,050)
Fair value, end of period	$1,057,549	$7,009	$8,985	$1,073,543

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(25,613)	$(388)	$(18)	$(26,019)
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

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,038,692	Yield Analysis	Discount Rate	9.20%	20.44%	11.07%
Investments in first lien debt	18,857	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,057,549
Investments in second lien debt	7,009	Yield Analysis	Discount Rate	12.14%	15.30%	13.36%
Investments in other securities:
Other debt	124	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	399	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	3,894	Income Approach	Discount Rate	12.20%	15.54%	14.10%
Preferred equity	170	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	4,398	Market Approach	EBITDA Multiple	8.10x	18.70x	13.90x
Total investments in other securities	8,985
Total investments	$1,073,543

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$867,855	Yield Analysis	Discount Rate	5.55%	12.44%	7.45%
Investments in second lien debt	7,485	Yield Analysis	Discount Rate	7.12%	9.90%	7.73%
Investments in other securities:
Unsecured debt	450	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	2,205	Yield Analysis	Discount Rate	11.70%	12.10%	11.97%
Preferred equity	229	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	3,528	Market Approach	EBITDA Multiple	8.10x	19.97x	14.43x
Total investments in other securities	6,412
Total investments	$881,752

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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$591,307	$591,307	$503,400	$503,400
Total	$591,307	$591,307	$503,400	$503,400
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, November 24, 2021 and June 10, 2022, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of December 31, 2022, of up to $1,000,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2022, the interest charged on the JPM Funding Facility is based on SOFR, SONIA, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Borrowing interest expense	$22,770	$5,881	$38
Facility unused commitment fees	3,690	842	94
Amortization of deferred financing costs	1,693	1,095	28
Total	$28,153	$7,818	$160
Weighted average interest rate (excluding unused fees and financing costs)	4.19%	2.46%	2.78%	(1)
Weighted average outstanding balance	$535,792	$235,686	$17,069	(1)

(1)	Calculated for the period from December 3, 2020 (JPM Funding Facility closing date) through December 31, 2020.
During the years ended December 31, 2022 and December 31, 2021, the Company borrowed $240,000 and $569,900, respectively, under the JPM Funding Facility. During the years ended December 31, 2022 and December 31, 2021, the Company repaid $152,093 and $124,000 , respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$1,000,000	$591,307	$408,693	$750,000	$503,400	$246,600
Total	$1,000,000	$591,307	$408,693	$750,000	$503,400	$246,600
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
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
As of December 31, 2022 and December 31, 2021, the Company had $140,889 and $226,110 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of December 31, 2022 and December 31, 2021, the Company had $668,800 and $652,320 in total capital commitments from common stockholders, of which $129,300 and $227,800 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$4,807	$(129)	$—
Net investment income (loss) after taxes	52,004	23,178	(154)
Accumulated realized gain (loss)	202	357	—
Net unrealized appreciation (depreciation)	(28,306)	3,133	105
Dividends declared	(52,392)	(21,840)	(96)
Tax reclassifications to equity of holders of Common Stock	4	108	16
Net distributable earnings (accumulated losses), end of period	$(23,681)	$4,807	$(129)
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
July 28, 2022	1,698,204	35,000
December 23, 2022	2,000,000	40,000
Total	5,563,876	$115,000
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
March 12, 2021	1,113,310	$22,500
May 7, 2021	1,679,463	35,000
June 28, 2021	1,679,463	35,000
August 6, 2021	1,647,834	35,000
September 10, 2021	2,786,809	60,000
October 15. 2021	1,643,193	35,000
November 12, 2021	3,469,010	75,000
December 30, 2021	2,350,729	50,000
Total	16,369,811	$347,500

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	13,333
December 20, 2022	December 20, 2022	January 19, 2023	0.60	14,285
Total Distributions			$2.33	$52,329
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 09, 2021	March 09, 2021	April 15, 2021	$0.20		$775
June 23, 2021	June 23, 2021	July 19, 2021	0.52		3,467
September 23, 2021	September 23, 2021	October 22, 2021	0.49		6,262
December 21, 2021	December 21, 2021	January 18, 2022	0.63	(1)	11,273
Total Distributions			$1.84		$21,777

(1)	Includes a special distribution of $0.10 per share.
During the year ended December 31, 2022, the Company accrued $63 of dividends to holders of the Series A Preferred Stock, of which $0 was unpaid and included in dividends payable on the consolidated statements of Assets and Liabilities. During the year ended December 31, 2021, the Company accrued $63 of dividends to holders of the Series A Preferred Stock. of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$23,837	$26,605	$(62)
Denominator - weighted average shares outstanding	22,199,480	9,104,367	2,676,338
Basic and diluted earnings per common share	$1.07	$2.92	$(0.02)
(10)    Income Taxes

For income tax purposes, distributions made to holders of the Company’s Preferred Stock and Common Stock are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Distributions paid from:
Ordinary income (including net short-term capital gains)	$52,392	$21,840	$96
Total taxable distributions	$52,392	$21,840	$96
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2022, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Common Stock in 2022. The amount carried forward to 2023 is estimated to be approximately $1,680, of which $1,623 is expected to be ordinary income and $57 is expected to be capital gains, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.
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
The book-to-tax differences relating to distributions made to the Company’s holders of Common Stock resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Paid-in capital in excess of par value of Common Stock	$(4)	$(108)	$(16)
Net distributable earnings (accumulated losses)	$4	$108	$16
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2022, December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2022):

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Gross unrealized appreciation	$1,096	$4,784	$105
Gross unrealized depreciation	(26,162)	(1,546)	—
Net unrealized appreciation (depreciation)	$(25,066)	$3,238	$105
Tax cost of investments at year end	$1,103,185	$885,827	$108,117

(11)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$21.20	$19.84	$20.00
Net investment income (loss)	2.34	2.54	(0.06)
Net unrealized and realized gain (loss)(2)	(1.23)	0.62	(0.23)
Net increase (decrease) in net assets resulting from operations	1.11	3.16	(0.29)
Dividends declared	(2.33)	(1.84)	(0.02)
Issuance of common stock	—	0.04	0.15
Total increase (decrease) in net assets	(1.22)	1.36	(0.16)
Net asset value per common share, end of period	$19.98	$21.20	$19.84
Common shares outstanding, end of period	25,807,951	20,244,075	3,874,264
Total return based on net asset value(3)	5.24%	16.13%	(0.69)%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$516,232	$429,724	$77,396
Weighted average common shares outstanding(4)	22,199,480	9,104,367	2,676,338
Ratio of total expenses to average net assets(5)	6.71%	4.91%	2.63%
Ratio of net investment income to average net assets(5)	11.10%	11.27%	0.08%
Ratio of total contributed capital to total committed capital, end of period	80.67%	65.10%	15.30%
Asset coverage ratio	187.14%	185.17%	233.39%
Portfolio turnover rate	12.52%	19.72%	1.83%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share.
(4)	Calculated for the period from October 19, 2020, the date of first external issuance of common shares through December 31, 2020.
(5)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock.
(12)Subsequent Events
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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1)    Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 77 of this annual report on Form 10-K.
(2)    Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)    Exhibits. The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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
10.9
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(7)

10.10
Amended and Restated Loan and Security Agreement, dated as of December 3, 2020, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(4)

10.11
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(5)

10.12
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of November 24, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(6)

10.13
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, incorporating Amendments No. 1-3, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto.(8)

14.1	Code of Ethics of SL Investment Corp.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 25, 2020 (File No. 000-56211)
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 22, 2021 (File No. 814-01366)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on June 9, 2021 (File No. 814-01366)
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on August 26, 2021 (File No. 814-01366)
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 1, 2021 (File No. 814-01366)
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 21, 2022 (File No. 814-01366)
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 10, 2022 (File No. 814-01366)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

March 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

March 10, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

March 10, 2023	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

March 10, 2023	By:	/s/ Joan Binstock
Joan Binstock Director

March 10, 2023	By:	/s/ Bruce Frank
Bruce Frank Director

March 10, 2023	By:	/s/ Kevin Shannon
Kevin Shannon Director

March 10, 2023	By:	/s/ Adam Metz
Adam Metz Director