Form 10-Q
period 2023-03-31
SL Investment Corp.
filed 2023-05-11
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01366
SL Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or registration)	85-3472615 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY	10036
(Address of principal executive offices)	(Zip Code)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 11, 2023, there was no established public market for the registrant’s common stock.
As of May 11, 2023, the Registrant had 25,807,951 shares of common stock, $0.001 par value per share, outstanding.

SL Investment Corp.

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of SL Investment Corp and subsidiaries (the “Company”), including the consolidated schedule of investments as of March 31, 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month period ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/ Deloitte & Touche LLP

New York, NY
May 11, 2023

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,123,224 and $1,103,185 at March 31, 2023 and December 31, 2022, respectively)	$1,096,868	$1,078,117
Cash	57,605	25,116
Deferred financing costs	5,002	6,070
Subscription receivable	—	18,597
Interest and dividend receivable from non-controlled/non-affiliated investments	8,350	7,712
Receivable for investments sold/repaid	103	228
Prepaid expenses and other assets	92	17
Total assets	1,168,020	1,135,857

Liabilities
Debt	619,673	591,307
Payable for investments purchased	19	39
Payable to affiliates (Note 3)	780	1,167
Financing costs payable	1,667	1,664
Dividends payable	16,517	14,285
Management fees payable	337	325
Interest payable	11,651	9,710
Accrued expenses and other liabilities	1,257	1,128
Total liabilities	651,901	619,625

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 25,807,951 and 25,807,951 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	26	26
Paid-in capital in excess of par value of Common Stock	539,366	539,366
Net distributable earnings (accumulated losses)	(23,794)	(23,681)
Total net assets	516,119	516,232
Total liabilities and net assets	$1,168,020	$1,135,857
Net asset value per common share	$19.98	$19.98

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,971	$15,754
Payment-in-kind interest income	146	59
Dividend income	139	60
Other income	387	455
Total investment income	31,643	16,328

Expenses:
Interest expense and other financing expenses	13,220	4,110
Management fees	337	265
Professional fees	313	278
Directors’ fees	51	51
General and other expenses	54	144
Total expenses	13,975	4,848
Net investment income (loss) before taxes	17,668	11,480
Excise tax expense	23	—
Net investment income (loss) after taxes	17,645	11,480

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	63	64
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	(1,288)	(799)
Net realized and unrealized gains (losses)	(1,225)	(735)
Net increase (decrease) in net assets resulting from operations	16,420	10,745
Preferred Stock dividend	(16)	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$16,404	$10,729
Per common share information—basic and diluted
Net investment income (loss) per common share	$0.68	$0.57
Earnings (loss) per common share	$0.64	$0.53
Weighted average common shares outstanding (Note 9)	25,807,951	20,244,075

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net assets at beginning of period	$516,232	$429,724
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	17,645	11,480
Net realized gain (loss)	63	64
Net change in unrealized appreciation (depreciation)	(1,288)	(799)
Net increase (decrease) in net assets resulting from operations	16,420	10,745

Capital transactions:
Dividends declared on Preferred Stock and Common Stock	(16,533)	(12,567)
Net increase (decrease) in net assets resulting from capital transactions	(16,533)	(12,567)
Total increase (decrease) in net assets	(113)	(1,822)
Net assets at end of period	$516,119	$427,902

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,420	$10,745
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,288	799
Net realized (gain) loss on investments	(63)	(64)
Net accretion of discount and amortization of premium on investments	(968)	(723)
Payment-in-kind interest and dividend capitalized	(219)	(85)
Amortization of deferred financing costs	1,067	402
Purchases of investments and change in payable for investments purchased	(51,584)	(69,324)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold.	32,901	16,656
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(638)	(313)
(Increase) decrease in prepaid expenses and other assets	(75)	31
(Decrease) increase in payable to affiliates	(387)	(464)
(Decrease) increase in management fee payable	12	51
(Decrease) increase in interest payable	1,941	678
(Decrease) increase in accrued expenses and other liabilities	132	(480)
Net cash provided by (used in) operating activities	(173)	(42,091)

Cash flows from financing activities:
Borrowings on debt	45,000	37,000
Repayments on debt	(16,634)	(18,000)
Proceeds from issuance of Common Stock	18,597	33,190
Deferred financing costs paid	—	3
Dividends paid in cash	(14,301)	(11,289)
Net cash provided by (used in) financing activities	32,662	40,904
Net increase (decrease) in cash	32,489	(1,187)
Cash, beginning of period	25,116	20,232
Cash, end of period	$57,605	$19,045

Supplemental information and non-cash activities:
Excise Tax Paid	$26	$45
Interest expense paid	$10,212	$2,564
Accrued but unpaid dividends	$16,517	$12,551
The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value		Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L +	5.00%	10.16%	12/22/2026	12,079	$11,877	$11,772		2.28%
Jonathan Acquisition Company	(4) (6) (12)	L +	5.00%	10.16%	12/22/2025	1,785	1,759	1,736		0.34
Mantech International CP	(4) (5) (7)	S +	5.75%	10.43%	09/14/2029	10,746	10,543	10,572		2.05
Mantech International CP	(4) (7) (12)	S +	5.75%	10.43%	09/14/2029	—	(24)	(42)		(0.01)
Mantech International CP	(4) (7) (12)	S +	5.75%	10.43%	09/14/2028	—	(29)	(26)		(0.01)
PCX Holding Corp.	(4) (5) (6)	L +	6.25%	11.41%	04/22/2027	7,794	7,737	7,576		1.47
PCX Holding Corp.	(4) (5) (6)	L +	6.25%	11.41%	04/22/2027	7,849	7,730	7,630		1.48
PCX Holding Corp.	(4) (6) (12)	L +	6.25%	11.41%	04/22/2027	238	233	216		0.04
Two Six Labs, LLC	(4) (5) (7)	L +	5.50%	10.40%	08/20/2027	4,685	4,612	4,583		0.89
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.40%	08/20/2027	905	884	866		0.17
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.40%	08/20/2027	—	(14)	(20)		—
							45,308	44,863		8.69
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	S +	5.75%	10.79%	06/11/2027	2,382	2,340	2,311		0.45
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	5.00%	10.05%	12/30/2026	14,613	14,499	14,119		2.74
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	10.05%	12/30/2026	1,561	1,542	1,507		0.29
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	10.05%	12/30/2025	—	(10)	(44)		(0.01)
RoadOne IntermodaLogistics	(4) (6)	S +	6.25%	11.12%	12/30/2028	633	615	615		0.12
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.12%	12/30/2028	49	46	46		0.01
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.12%	12/30/2028	28	25	25		—
							19,057	18,579	—	3.60
Automobile Components
Continental Battery Company	(4) (5) (6)	L +	6.75%	11.91%	01/20/2027	6,172	6,073	5,513		1.07
Randy's Holdings, Inc.	(4) (5) (6)	S +	6.50%	11.36%	11/01/2028	2,506	2,434	2,443		0.47
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.36%	11/01/2028	—	(12)	(21)		—
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.36%	11/01/2028	63	54	55		0.01
Sonny's Enterprises, LLC	(4) (5) (6)	S +	6.75%	11.33%	08/05/2026	4,991	4,921	4,820		0.93
Sonny's Enterprises, LLC	(4) (5) (6)	S +	6.75%	11.33%	08/05/2026	13,850	13,659	13,375		2.59
Spectrum Automotive Holdings Corp.	(4) (5) (7)	L +	5.75%	10.91%	06/29/2028	10,110	9,989	9,620		1.86
Spectrum Automotive Holdings Corp.	(4) (7) (12)	L +	5.75%	10.91%	06/29/2028	1,990	1,961	1,854		0.36
Spectrum Automotive Holdings Corp.	(4) (7) (12)	L +	5.75%	10.91%	06/29/2027	—	(4)	(19)		—
							39,075	37,640		7.29
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S +	5.50%	10.16%	02/28/2025	8,864	8,766	8,671		1.68
ARI Network Services, Inc.	(4) (5) (7)	S +	5.50%	10.16%	02/28/2025	1,552	1,535	1,518		0.29

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(4) (7) (12)	S +	5.50%	10.16%	02/28/2025	753	$740	$725	0.14%
Summit Buyer, LLC	(4) (5) (6)	S +	5.75%	10.74%	01/14/2026	9,456	9,327	9,131	1.77
Summit Buyer, LLC	(4) (6) (12)	S +	5.75%	10.74%	01/14/2026	12,394	12,215	11,919	2.31
Summit Buyer, LLC	(4) (6) (12)	S +	5.75%	10.74%	01/14/2026	—	(13)	(36)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	L +	6.00%	11.15%	12/02/2025	16,219	16,012	15,754	3.05
Turbo Buyer, Inc.	(4) (5) (6)	L +	6.00%	11.15%	12/02/2025	1,485	1,463	1,442	0.28
							50,045	49,124	9.52
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L +	5.50%	10.48%	04/27/2027	6,394	6,347	6,237	1.21
GraphPad Software, LLC	(4) (6) (12)	L +	5.50%	10.48%	04/27/2027	—	(5)	(18)	—
							6,342	6,219	1.20
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S +	5.75%	10.87%	12/22/2027	1,528	1,502	1,466	0.28
V Global Holdings, LLC	(4) (7) (12)	S +	5.75%	10.87%	12/22/2025	32	29	24	—
							1,531	1,490	0.29
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L +	4.75%	9.50%	12/23/2026	7,387	7,291	7,279	1.41
365 Retail Markets, LLC	(4) (5) (6)	L +	4.75%	9.48%	12/23/2026	2,370	2,346	2,335	0.45
365 Retail Markets, LLC	(4) (6) (12)	L +	4.75%	9.55%	12/23/2026	514	499	497	0.10
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	11.98%	12/09/2029	840	815	819	0.16
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S +	7.25%	11.98%	12/09/2028	—	(2)	(2)	—
BPG Holdings IV Corp.	(4) (5) (7)	S +	6.00%	10.90%	07/29/2029	9,605	8,997	9,113	1.77
Encore Holdings, LLC	(4) (5) (7)	L +	4.75%	9.91%	11/23/2028	9,225	9,089	9,034	1.75
Encore Holdings, LLC	(4) (5) (7) (12)	L +	4.75%	9.91%	11/23/2028	11,549	11,338	11,179	2.17
Encore Holdings, LLC	(4) (7) (12)	L +	4.75%	9.91%	11/23/2027	—	(37)	(56)	(0.01)
Energy Labs Holdings Corp.	(4) (5) (6)	S +	5.25%	10.08%	04/07/2028	387	382	376	0.07
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	10.08%	04/07/2028	—	—	(1)	—
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	10.09%	04/07/2028	12	11	10	—
FLS Holding, Inc.	(4) (5) (6) (9)	L +	5.25%	10.21%	12/15/2028	16,540	16,257	16,312	3.16
FLS Holding, Inc.	(4) (5) (6) (9)	L +	5.25%	10.25%	12/15/2028	3,596	3,533	3,546	0.69
FLS Holding, Inc.	(4) (6) (9) (12)	L +	5.25%	10.25%	12/17/2027	—	(23)	(20)	—
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.31%	07/15/2027	13,002	12,832	12,598	2.44
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.26%	07/15/2027	4,200	4,133	4,069	0.79
PDFTron Systems, Inc.	(4) (6) (9)	S +	5.50%	10.29%	07/15/2026	3,300	3,257	3,197	0.62
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L +	5.00%	9.84%	12/20/2028	15,675	15,407	14,863	2.88
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L +	5.00%	9.84%	12/20/2028	—	(26)	(164)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L +	5.00%	9.84%	12/20/2028	—	(14)	(49)	(0.01)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
QW Holding Corporation	(4) (5) (6)	L +	5.50%	10.32%	08/31/2026	3,290	$3,250	$3,290	0.64%
QW Holding Corporation	(4) (6) (12)	P +	4.50%	12.50%	08/31/2026	761	751	761	0.15
QW Holding Corporation	(4) (6) (12)	P +	4.50%	12.50%	08/31/2026	500	491	500	0.10
Sherlock Buyer Corp.	(4) (5) (7)	L +	5.75%	10.75%	12/08/2028	18,507	18,192	18,209	3.53
Sherlock Buyer Corp.	(4) (7) (12)	L +	5.75%	10.75%	12/08/2028	—	(44)	(87)	(0.02)
Sherlock Buyer Corp.	(4) (7) (12)	L +	5.75%	10.75%	12/08/2027	—	(34)	(35)	(0.01)
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S +	6.75%	11.65%	12/28/2029	2,084	2,023	2,045	0.40
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	11.65%	12/28/2029	—	(8)	(8)	—
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	11.65%	12/28/2028	—	(12)	(8)	—
Sweep Purchaser, LLC	(4) (5) (6)	L +	5.75%	10.91%	11/30/2026	2,894	2,856	2,764	0.54
Sweep Purchaser, LLC	(4) (5) (6)	L +	5.75%	10.91%	11/30/2026	1,656	1,633	1,582	0.31
Sweep Purchaser, LLC	(4) (5) (6) (12)	L +	5.75%	10.91%	11/30/2026	318	311	299	0.06
Sweep Purchaser, LLC	(4) (12)	P +	4.75%	12.75%	11/30/2026	253	247	232	0.04
Tamarack Intermediate, LLC	(4) (5)	S +	5.50%	10.76%	03/13/2028	5,459	5,365	5,183	1.00
Tamarack Intermediate, LLC	(4) (12)	S +	5.50%	10.58%	03/13/2028	149	134	103	0.02
Valcourt Holdings II, LLC	(4) (5) (6)	S +	5.25%	10.30%	01/07/2027	12,604	12,432	12,510	2.42
Valcourt Holdings II, LLC	(4) (6)	S +	5.25%	10.30%	01/07/2027	2,281	2,251	2,263	0.44
VRC Companies, LLC	(4) (5) (7)	L +	5.75%	10.65%	06/29/2027	24,390	24,114	23,743	4.60
VRC Companies, LLC	(4) (5) (7)	S +	5.75%	10.57%	06/29/2027	2,380	2,348	2,317	0.45
VRC Companies, LLC	(4) (7) (12)	S +	5.75%	10.64%	06/29/2027	2,566	2,529	2,489	0.48
VRC Companies, LLC	(4) (7) (12)	S +	5.75%	10.64%	06/29/2027	—	(8)	(19)	—
							174,906	173,068	33.53
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L +	5.50%	10.41%	10/19/2028	14,625	14,381	14,024	2.72
KPSKY Acquisition, Inc.	(4) (5) (7)	L +	5.50%	10.41%	10/19/2028	1,684	1,655	1,615	0.31
KPSKY Acquisition, Inc.	(4) (7) (12)	L +	5.50%	10.41%	10/19/2028	425	406	351	0.07
							16,442	15,990	3.10
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L +	5.50%	10.65%	12/11/2028	23,428	23,029	22,111	4.28
Fortis Solutions Group, LLC	(4) (5) (7)	L +	5.50%	10.34%	10/13/2028	8,210	8,073	8,023	1.55
Fortis Solutions Group, LLC	(4) (5) (7)	L +	5.50%	10.63%	10/13/2028	3,365	3,308	3,288	0.64
Fortis Solutions Group, LLC	(4) (5) (7) (12)	L +	5.50%	10.63%	10/15/2028	6	(1)	(17)	—
Fortis Solutions Group, LLC	(4) (7) (12)	L +	5.50%	10.34%	10/15/2027	154	137	128	0.02
							34,546	33,533	6.50
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S +	5.50%	10.32%	11/30/2026	9,918	9,735	9,509	1.84
48Forty Solutions, LLC	(4) (6) (12)	P +	4.50%	12.50%	11/30/2026	151	127	86	0.02

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Avalara, Inc.	(4) (5) (7)	S +	7.25%	12.15%	10/19/2028	2,336	$2,281	$2,309	0.45%
Avalara, Inc.	(4) (7) (12)	S +	7.25%	12.15%	10/19/2028	—	(6)	(3)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.02%	11/01/2028	9,085	9,008	8,474	1.64
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.02%	11/01/2028	6,018	5,968	5,614	1.09
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.02%	11/01/2028	8,404	8,334	7,839	1.52
							35,447	33,828	6.55
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (6)	S +	5.50%	10.25%	07/31/2025	3,135	2,962	2,962	0.57
Apex Service Partners, LLC	(4) (6) (12)	S +	5.50%	10.36%	07/31/2025	1,532	1,362	1,362	0.26
Assembly Intermediate, LLC	(4) (5) (6)	L +	6.50%	11.66%	10/19/2027	8,889	8,746	8,573	1.66
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.66%	10/19/2027	1,244	1,217	1,166	0.23
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.66%	10/19/2027	356	342	324	0.06
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	11.41%	03/05/2027	835	820	801	0.16
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	11.41%	03/05/2027	—	(43)	(104)	(0.02)
Groundworks, LLC	(4) (5) (6)	S +	6.50%	11.36%	03/14/2030	148	144	144	0.03
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.36%	03/14/2030	—	—	—	—
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.36%	03/14/2029	—	—	—	—
Heartland Home Services	(4) (7) (12)	L +	5.75%	10.59%	12/15/2026	1,960	1,943	1,905	0.37
Lightspeed Solution, LLC	(4) (5)	S +	6.00%	11.37%	03/01/2028	3,828	3,763	3,699	0.72
Lightspeed Solution, LLC	(4) (12)	S +	6.00%	11.37%	03/01/2028	86	75	44	0.01
LUV Car Wash Group, LLC	(4) (5) (6) (12)	S +	7.00%	11.73%	12/09/2026	371	367	363	0.07
LUV Car Wash Group, LLC	(4) (5) (6)	S +	7.00%	11.73%	12/09/2026	348	345	343	0.07
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	11.35%	07/14/2028	1,686	1,655	1,573	0.30
Magnolia Wash Holdings	(4) (6)	S +	6.50%	11.35%	07/14/2028	316	310	295	0.06
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	11.35%	07/14/2028	39	38	34	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	10.85%	10/16/2024	3,434	3,418	3,391	0.66
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	10.85%	10/16/2024	15,376	15,316	15,186	2.94
Mammoth Holdings, LLC	(4) (6) (12)	S +	6.00%	10.85%	10/16/2024	—	(2)	(5)	—
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	11.31%	07/25/2028	1,431	1,405	1,382	0.27
Spotless Brands, LLC	(4) (6)	S +	6.50%	11.31%	07/25/2028	271	266	261	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	11.31%	07/25/2028	9	8	8	—
							44,457	43,707	8.47
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25% PIK	11.06% PIK	05/25/2029	1,517	1,495	1,443	0.28
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	11.06%	05/25/2028	—	(3)	(10)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	11.54%	12/29/2029	1,733	1,682	1,700	0.33
Cerity Partners, LLC	(4) (7) (12)	S +	6.75%	11.54%	12/29/2029	91	15	41	0.01

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
SitusAMC Holdings Corp.	(4) (5) (7)	L +	5.50%	10.66%	12/22/2027	7,128	$7,069	$6,883	1.33%
Smarsh, Inc.	(4) (5)	S +	6.50%	11.29%	02/16/2029	4,286	4,210	4,138	0.80
Smarsh, Inc.	(4) (12)	S +	6.50%	11.29%	02/16/2029	536	522	499	0.10
Smarsh, Inc.	(4) (12)	S +	6.50%	11.29%	02/16/2029	54	49	44	0.01
							15,039	14,738	2.85
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5)	P +	4.75%	12.75%	07/06/2028	1,747	1,715	1,684	0.33
Abracon Group Holdings, LLC	(4) (12)	P +	4.75%	12.75%	07/06/2028	—	(3)	(11)	—
Abracon Group Holdings, LLC	(4) (12)	P +	4.75%	12.75%	07/06/2028	—	(2)	(4)	—
Dwyer Instruments, Inc.	(4) (5) (7)	L +	6.00%	11.16%	07/21/2027	2,543	2,498	2,450	0.47
Dwyer Instruments, Inc.	(4) (7) (12)	L +	6.00%	11.16%	07/21/2027	—	(5)	(23)	—
Dwyer Instruments, Inc.	(4) (12)	P +	5.00%	13.00%	07/21/2027	71	66	59	0.01
Infinite Bidco, LLC	(4) (8)	L +	6.25%	10.91%	03/02/2028	4,729	4,591	4,591	0.89
							8,860	8,746	1.69
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	S +	7.25% (incl. 1.00% PIK)	12.29%	12/18/2025	3,613	3,571	3,052	0.59
Health Care Equipment & Supplies
Performance Health & Wellness	(4) (5) (6)	L +	6.00%	10.96%	07/12/2027	4,028	3,966	3,874	0.75
PerkinElmer U.S., LLC	(4) (5) (6)	S +	6.75%	11.86%	03/13/2029	583	565	565	0.11
							4,531	4,439	0.86
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.30%	04/03/2028	4,724	4,670	4,569	0.89
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.30%	04/03/2028	1,182	1,165	1,143	0.22
DCA Investment Holdings, LLC	(4) (7) (12)	S +	6.50%	11.30%	04/03/2028	88	82	77	0.01
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S +	6.50%	11.55%	09/22/2026	752	746	742	0.14
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.55%	09/22/2026	206	204	203	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.55%	09/22/2026	17	16	16	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	9.56%	12/10/2026	3,865	3,836	3,803	0.74
Heartland Veterinary Partners, LLC	(4) (5) (6) (12)	S +	4.75%	9.64%	12/10/2026	8,434	8,369	8,292	1.61
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	4.75%	9.64%	12/10/2026	—	(6)	(13)	—
iCIMS, Inc.	(4) (5) (7)	S +	7.25%	12.05%	08/18/2028	1,433	1,409	1,417	0.27
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	11.41%	08/21/2026	935	911	895	0.17
PPV Intermediate Holdings, LLC	(4) (7)	S +	5.75%	10.58%	08/31/2029	994	954	954	0.18
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L +	6.00%	10.72%	09/01/2027	3,878	3,818	3,754	0.73
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	L +	6.00%	10.72%	09/01/2027	533	518	488	0.09
Southern Veterinary Partners, LLC	(4) (5) (6)	S +	5.50%	10.36%	10/05/2027	284	279	272	0.05

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value		Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	L +	5.75%	10.91%	01/02/2029	4,331	$4,275	$4,144		0.80%
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	L +	5.75%	10.91%	01/02/2029	722	710	668		0.13
Stepping Stones Healthcare Services, LLC	(4) (12)	P +	4.75%	12.75%	12/30/2026	400	393	373		0.07
Suveto	(4) (5) (7) (12)	L +	5.00%	9.84%	09/09/2027	4,858	4,815	4,612		0.89
Suveto	(4) (7) (12)	L +	5.00%	9.84%	09/09/2027	243	236	223		0.04
Vardiman Black Holdings, LLC	(4) (5)	S +	7.00%	11.77%	03/18/2027	2,269	2,250	2,176		0.42
Vardiman Black Holdings, LLC	(4) (12)	S +	7.00%	11.61%	03/18/2027	2,652	2,629	2,543		0.49
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S +	5.50%	10.55%	03/23/2028	495	484	473		0.09
							42,763	41,824		8.10
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L +	5.50%	10.43%	02/03/2026	4,212	4,143	4,102		0.79
Lightspeed Buyer, Inc.	(4) (5) (6)	L +	5.50%	10.34%	02/03/2026	3,329	3,268	3,243		0.63
							7,411	7,345	—	1.42
Industrial Conglomerates
Raptor Merger Sub Debt, LLC	(4) (5) (7)	S +	6.75%	11.65%	04/01/2029	13,919	13,523	13,532		2.62
Raptor Merger Sub Debt, LLC	(4) (7) (12)	S +	6.75%	11.65%	04/01/2028	140	111	110		0.02
							13,634	13,642	—	2.64
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.00%	10/30/2028	18,368	18,137	16,889		3.27
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.00%	10/30/2028	3,995	3,947	3,673		0.71
Foundation Risk Partners Corp.	(4) (7) (12)	S +	6.00%	11.00%	10/29/2027	—	(22)	(158)		(0.03)
Galway Borrower, LLC	(4) (5) (7)	S +	5.25%	10.24%	09/29/2028	12,089	11,896	11,678		2.26
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.24%	09/29/2028	1,428	1,391	1,365		0.26
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.41%	09/30/2027	479	466	450		0.09
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L +	5.25%	10.09%	11/25/2026	6,145	6,083	6,028		1.17
High Street Buyer, Inc.	(4) (5) (7)	L +	6.00%	11.05%	04/14/2028	4,271	4,205	4,187		0.81
High Street Buyer, Inc.	(4) (5) (7)	L +	6.00%	11.05%	04/14/2028	17,153	16,883	16,813		3.26
High Street Buyer, Inc.	(4) (7) (12)	L +	6.00%	11.05%	04/16/2027	—	(12)	(18)		—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	L +	6.05%	11.00%	08/27/2025	24,536	24,329	23,940		4.64
Integrity Marketing Acquisition, LLC	(4) (5) (7)	L +	6.05%	11.00%	08/27/2025	7,391	7,330	7,212		1.40
Keystone Agency Investors	(4) (5) (6)	S +	5.75%	10.80%	05/03/2027	2,634	2,601	2,590		0.50
Keystone Agency Investors	(4) (5) (6)	S +	5.75%	10.80%	05/03/2027	3,192	3,153	3,139		0.61
Long Term Care Group, Inc.	(4) (5) (7)	L +	6.00%	10.90%	09/08/2027	1,980	1,946	1,775		0.34
Oakbridge Insurance Agency, LLC	(4) (5) (6)	S +	5.75%	10.66%	12/31/2026	1,077	1,062	1,054		0.20
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	10.66%	12/31/2026	92	88	83		0.02
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	10.66%	12/31/2026	24	23	23		—
Patriot Growth Insurance Services, LLC	(4) (7) (12)	L +	5.75%	10.78%	10/16/2028	161	154	136		0.03

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L +	6.00%	11.21%	11/01/2028	7,395	$7,333	$7,108	1.38%
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	6.00%	11.12%	11/01/2028	284	280	273	0.05
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L +	6.00%	11.21%	11/01/2028	2,054	2,037	1,974	0.38
Peter C. Foy & Associates Insurance Services, LLC	(4) (7)	S +	6.00%	11.47%	11/01/2028	710	700	682	0.13
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L +	6.00%	11.21%	11/01/2027	—	(3)	(14)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	10.50%	10/30/2026	10,508	10,427	10,261	1.99
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	10.65%	04/01/2026	14,905	14,646	14,547	2.82
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	10.65%	04/01/2026	11,623	11,453	11,344	2.20
World Insurance Associates, LLC	(4) (6) (12)	S +	5.75%	10.65%	04/01/2026	631	619	607	0.12
							151,152	147,641	28.60
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.23%	10/30/2026	9,512	9,379	9,332	1.81
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.23%	10/30/2026	2,233	2,204	2,191	0.42
FMG Suite Holdings, LLC	(4) (5) (6) (12)	S +	5.50%	10.23%	10/30/2026	236	222	215	0.04
Spectrio, LLC	(4) (5) (6)	L +	6.00%	11.00%	12/09/2026	11,291	11,162	11,100	2.15
Spectrio, LLC	(4) (5) (6)	L +	6.00%	11.00%	12/09/2026	4,528	4,510	4,451	0.86
Spectrio, LLC	(4) (6) (12)	L +	6.00%	11.00%	12/09/2026	826	809	803	0.16
Triple Lift, Inc.	(4) (5) (7)	S +	5.50%	10.44%	05/08/2028	11,790	11,607	11,366	2.20
Triple Lift, Inc.	(4) (7) (12)	S +	5.25%	9.58%	05/08/2028	657	632	595	0.12
							40,525	40,053	7.76
IT Services
Atlas Purchaser, Inc.	(5) (7)	L +	5.25%	10.39%	05/08/2028	3,814	3,755	2,609	0.51
Catalis Intermediate, Inc.	(4) (5) (7)	L +	5.50%	10.66%	08/04/2027	16,997	16,670	14,969	2.90
Catalis Intermediate, Inc.	(4) (5) (7) (12)	L +	5.50%	10.66%	08/04/2027	3,824	3,736	3,154	0.61
Catalis Intermediate, Inc.	(4) (7) (12)	L +	5.50%	10.66%	08/04/2027	1,634	1,602	1,418	0.27
Donuts, Inc.	(4) (5)	S +	6.00%	10.97%	12/29/2027	9,468	9,377	9,305	1.80
Donuts, Inc.	(4) (12)	S +	6.00%	10.97%	12/29/2027	—	—	(27)	(0.01)
Redwood Services Group, LLC	(4) (5) (7)	S +	6.00%	11.15%	06/15/2029	1,809	1,775	1,748	0.34
Redwood Services Group, LLC	(4) (7) (12)	S +	6.00%	11.15%	06/15/2029	429	424	415	0.08
Syntax Systems Ltd	(4) (5) (7) (9)	L +	5.75%	10.59%	10/29/2028	15,155	15,029	14,481	2.81
Syntax Systems Ltd	(4) (7) (9) (12)	L +	5.75%	10.59%	10/29/2028	—	(32)	(178)	(0.03)
Syntax Systems Ltd	(4) (7) (9) (12)	L +	5.75%	10.59%	10/29/2026	1,069	1,058	998	0.19
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L +	6.00%	11.16%	01/22/2027	7,226	7,124	7,106	1.38
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L +	6.00%	11.16%	01/22/2027	6,431	6,338	6,324	1.23
Thrive Buyer, Inc. (Thrive Networks)	(4) (12)	P +	5.00%	13.00%	01/22/2027	227	217	215	0.04
UpStack, Inc.	(4) (5) (6)	S +	5.75%	10.90%	08/20/2027	4,169	4,088	4,044	0.78
UpStack, Inc.	(4) (5) (6)	S +	5.75%	10.91%	08/20/2027	1,857	1,822	1,801	0.35

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value		Percentage of Net Assets
UpStack, Inc.	(4) (6) (12)	S +	5.75%	10.91%	08/20/2027	—	$(7)	$(11)		—%
							72,976	68,371		13.24
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.16%	11/16/2026	19,633	19,478	18,331		3.55
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.16%	11/16/2026	1,676	1,660	1,565		0.30
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S +	5.00%	10.16%	11/16/2026	—	(14)	(108)		(0.02)
							21,124	19,788		3.83
Machinery
Answer Acquisition, LLC	(4) (5) (6)	L +	5.75%	10.91%	12/30/2026	12,838	12,636	12,436		2.41
Answer Acquisition, LLC	(4) (6) (12)	L +	5.75%	10.91%	12/30/2026	—	(15)	(31)		(0.01)
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	10.91%	07/21/2027	12,137	11,951	11,789		2.28
MHE Intermediate Holdings, LLC	(4) (6)	S +	6.00%	10.91%	12/09/2025	1,673	1,643	1,640		0.32
MHE Intermediate Holdings, LLC	(4) (6)	S +	6.00%	10.91%	07/21/2027	140	136	136		0.03
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.25%	10.91%	07/21/2027	1,586	1,561	1,541		0.30
MHE Intermediate Holdings, LLC	(4) (6) (12)	S +	6.00%	10.82%	07/21/2027	150	135	119		0.02
							28,047	27,630	—	5.35
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L +	4.75%	9.80%	12/22/2027	12,219	12,082	11,375		2.20
AWP Group Holdings, Inc.	(4) (5) (6)	S +	4.75%	9.63%	12/22/2027	815	758	758		0.15
AWP Group Holdings, Inc.	(4) (5) (6)	L +	4.50%	9.66%	12/22/2027	1,575	1,556	1,466		0.28
AWP Group Holdings, Inc.	(4) (6) (12)	L +	4.75%	9.91%	12/22/2026	647	630	517		0.10
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S +	4.75%	10.01%	06/26/2026	4,405	4,349	4,314		0.84
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S +	4.75%	10.01%	06/26/2025	309	302	295		0.06
Vessco Midco Holdings, LLC	(4) (5) (6)	L +	4.50%	9.34%	11/02/2026	5,402	5,367	5,342		1.03
Vessco Midco Holdings, LLC	(4) (5) (6)	L +	4.50%	9.66%	11/02/2026	2,928	2,911	2,896		0.56
Vessco Midco Holdings, LLC	(4) (6)	L +	4.50%	9.51%	11/02/2026	591	588	585		0.11
Vessco Midco Holdings, LLC	(4) (12)	P +	3.50%	11.50%	10/18/2026	358	353	348		0.07
							28,896	27,896		5.40
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S +	5.75%	10.65%	05/25/2029	1,841	1,806	1,809		0.35
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	10.65%	05/25/2029	—	(2)	(4)		—
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	10.65%	05/25/2029	61	57	57		0.01
							1,861	1,862		0.36
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L +	6.25%	10.95%	03/10/2027	7,958	7,831	7,914		1.53
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	L +	6.25%	10.95%	03/10/2027	834	828	829		0.16
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L +	6.25%	10.95%	03/10/2027	300	291	297		0.06

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value		Percentage of Net Assets
Bridgepointe Technologies, LLC	(4) (6)	S +	6.50%	11.55%	12/31/2027	5,746	$5,525	$5,514		1.07%
Bridgepointe Technologies, LLC	(4) (6) (12)	S +	6.50%	11.41%	12/31/2027	435	286	281		0.05
Bullhorn, Inc.	(4) (5) (6)	L +	5.75%	10.91%	09/30/2026	153	152	150		0.03
Bullhorn, Inc.	(4) (6)	L +	5.75%	10.91%	09/30/2026	17	17	17		—
Bullhorn, Inc.	(4) (6)	L +	5.75%	10.91%	09/30/2026	19	19	19		—
Bullhorn, Inc.	(4) (6) (12)	L +	5.75%	10.91%	09/30/2026	—	—	—		—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	S +	5.00%	9.96%	10/01/2027	8,561	8,425	8,329		1.61
Citrin Cooperman Advisors, LLC	(4) (7) (12)	S +	5.00%	9.96%	10/01/2027	6,338	6,196	6,069		1.18
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L +	5.00%	9.33%	10/01/2027	3,669	3,618	3,570		0.69
KWOR Acquisition, Inc.	(4) (5) (7)	L +	5.25%	10.09%	12/22/2028	871	860	835		0.16
KWOR Acquisition, Inc.	(4) (7) (12)	P +	4.25%	12.25%	12/22/2027	55	54	50		0.01
							34,102	33,874	—	6.56
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	7,013	6,962	6,758		1.31
Associations, Inc.	(4) (5) (6) (12)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	6,459	6,405	6,191		1.20
Associations, Inc.	(4) (6) (12)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	—	(6)	(29)		(0.01)
MRI Software, LLC	(4) (6)	L +	5.50%	10.66%	02/10/2026	2,021	2,015	1,994		0.39
MRI Software, LLC	(4) (6) (12)	L +	5.50%	10.66%	02/10/2026	—	(3)	(13)		—
Pritchard Industries, LLC	(4) (5) (7)	S +	5.50%	10.66%	10/13/2027	10,914	10,741	10,458		2.03
Pritchard Industries, LLC	(4) (7)	S +	5.50%	10.56%	10/13/2027	2,609	2,566	2,500		0.48
Zarya Intermediate, LLC	(4) (5) (6) (9)	S +	6.50%	11.31%	07/01/2027	9,533	9,533	9,532		1.85
Zarya Intermediate, LLC	(4) (6) (9) (12)	S +	6.50%	11.31%	07/01/2027	—	—	—	—
							38,213	37,391		7.24
Software
Alert Media, Inc.	(4) (5) (6)	S +	5.00%	9.85%	04/12/2027	16,000	15,806	15,515		3.01
Alert Media, Inc.	(4) (6)	S +	5.00%	9.85%	04/12/2027	10,000	9,865	9,697	$—	1.88
Alert Media, Inc.	(4) (6) (12)	S +	5.00%	9.85%	04/10/2026	—	(7)	(23)	$—	—
Anaplan, Inc.	(4) (5) (7)	S +	6.50%	11.31%	06/21/2029	3,900	3,828	3,840	$—	0.74
Appfire Technologies, LLC	(4) (5) (6)	S +	5.50%	10.33%	03/09/2027	7,784	7,735	7,554	—	1.46
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	10.33%	03/09/2027	—	(2)	(7)		—
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	10.33%	03/09/2027	2	1	1		—
CLEO Communications Holding, LLC	(4) (5) (6)	L +	6.50%	11.22%	06/09/2027	17,142	17,014	16,580		3.21
CLEO Communications Holding, LLC	(4) (6) (12)	L +	6.50%	11.22%	06/09/2027	—	(37)	(176)		(0.03)
Coupa Holdings,LLC	(4) (7)	S +	7.50%	12.29%	02/27/2030	315	308	308		0.06
Coupa Holdings,LLC	(4) (7) (12)	S +	7.50%	12.29%	02/27/2030	—	(2)	(2)		—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value		Percentage of Net Assets
Coupa Holdings,LLC	(4) (7) (12)	S +	7.50%	10.29%	02/27/2029	—	$(3)	$(3)		—%
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.75%	10.80%	05/22/2026	28,228	28,063	27,757		5.38
GS AcquisitionCo, Inc.	(4) (6)	L +	5.75%	10.80%	05/22/2026	336	334	330		0.06
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.75%	10.80%	05/22/2026	—	(7)	(15)		—
Gurobi Optimization, LLC	(4) (5) (6)	L +	5.00%	9.84%	12/19/2023	4,353	4,342	4,353		0.84
Gurobi Optimization, LLC	(4) (6) (12)	L +	5.00%	9.84%	12/19/2023	—	(1)	—
LegitScript	(4) (5) (7)	S +	5.25%	10.06%	06/24/2029	4,381	4,301	4,266		0.83
LegitScript	(4) (7) (12)	S +	5.25%	10.06%	06/24/2029	—	(10)	(31)		(0.01)
LegitScript	(4) (7) (12)	S +	5.25%	10.06%	06/24/2028	39	28	22		—
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	10.57%	07/22/2029	1,302	1,278	1,262		0.24
Montana Buyer, Inc.	(4) (7) (12)	S +	5.75%	10.57%	07/22/2028	—	(3)	(5)		—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S +	5.00%	9.70%	06/11/2029	616	610	588		0.11
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	9.87%	06/11/2029	108	107	94		0.02
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	9.88%	06/11/2029	14	14	12		—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	10.37%	04/28/2028	931	922	895		0.17
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.37%	04/28/2028	232	227	208		0.04
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.37%	04/28/2028	—	(1)	(5)		—
Pound Bidco, Inc.	(4) (5) (6) (9)	L +	6.50%	11.20%	01/30/2026	3,004	2,966	2,994		0.58
Pound Bidco, Inc.	(4) (5) (8) (9) (12)	L +	6.50%	11.20%	01/30/2026	—	(4)	(1)		—
Project Leopard Holdings, Inc.	(5) (8) (9)	S +	5.25%	9.80%	07/20/2029	1,037	970	955		0.18
Revalize, Inc.	(4) (5) (6)	S +	5.75%	10.66%	04/15/2027	8,737	8,693	8,349		1.62
Revalize, Inc.	(4) (5) (7) (12)	S +	5.75%	10.66%	04/15/2027	—	(1)	(3)		—
Riskonnect Parent, LLC	(4) (5) (7)	S +	5.50%	10.55%	12/07/2028	166	163	161	—	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	10.55%	12/07/2028	—	(2)	(5)		—
Securonix, Inc.	(4) (5) (7)	S +	6.50%	11.10%	04/05/2028	9,004	8,867	8,613		1.67
Securonix, Inc.	(4) (6) (12)	S +	6.50%	11.10%	04/05/2028	—	(24)	(70)		(0.01)
Skykick, Inc.	(4) (5) (6)	L +	7.25%	12.04%	09/01/2027	2,700	2,647	2,498		0.48
Skykick, Inc.	(4) (6) (12)	L +	7.25%	12.04%	09/01/2027	981	959	897		0.17
Trunk Acquisition, Inc.	(4) (5) (7)	P +	5.25%	13.25%	02/19/2027	4,514	4,479	4,346		0.84
Trunk Acquisition, Inc.	(4) (7) (12)	L +	5.50%	10.66%	02/19/2026	—	(3)	(16)		—
							124,420	121,733		23.58
Total First Lien Debt							$1,104,281	$1,078,066		208.83%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	9.00%	13.82%	12/30/2027	900	$876	$883		0.17%
Electronic Equipment, Instruments & Components

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Infinite Bidco, LLC	(4) (5) (8)	L +	7.00%	12.16%	03/02/2029	3,000	$2,989	$2,909	0.56%
Infinite Bidco, LLC	(4) (8)	S +	7.00%	11.83%	03/02/2029	1,500	1,500	1,455	0.28
							4,489	4,364	0.85
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	12.81%	12/10/2027	360	354	341	0.07
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	8.00%	12.84%	12/10/2027	132	130	124	0.02
							484	465	0.09
Industrial Conglomerates
Aptean, Inc.	(5) (7)	L +	7.00%	11.81%	04/23/2027	1,050	1,050	965	0.19

IT Services
Idera, Inc.	(4) (5) (7)	L +	6.75%	11.51%	03/02/2029	530	527	514	0.10
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L +	8.50%	13.34%	11/20/2026	1,000	982	965	0.19
							1,509	1,479	0.29
Software
Flexera Software, LLC	(4) (5) (6)	L +	7.00%	11.84%	03/03/2029	1,500	1,476	1,445	0.28
Total Second Lien Debt							$9,884	$9,601	1.86%

Other Securities
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)			16.25% PIK	06/18/2026	500	$500	$200	0.04%
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	414	403	403	0.08
Total Other Debt							$903	$603	0.12%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	06/24/2022	1,000,000	$1,073	$1,060	0.21%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	842	840	0.16
Revalize, Inc.	(4) (6) (11)	S +	10.00%	12/14/2021	1,787	1,947	1,957	0.38
RSK Holdings, Inc. (Riskonnect)	(4) (7) (11)	S +	10.50%	07/07/2022	320,600	324	340	0.07
Skykick, Inc.	(4) (11)			08/31/2021	23,665	225	150	0.03
Total Preferred Equity						4,411	4,347	0.84
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	520	387	0.07
BP Purchaser, LLC	(4) (11)			12/10/2021	1,233,333	1,233	1,283	0.25
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	53,339	137	222	0.04
Encore Holdings, LLC	(4) (11)			11/23/2021	559	70	96	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	60	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	61	0.01
LUV Car Wash	(4) (11)			4/6/2022	116	116	116	0.02
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	156	0.03
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	348	0.07
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	750	0.15
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	211	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	194	194	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,000	300	367	0.07
Total Common Equity						$3,745	$4,251	0.82%
Total Other Securities						$9,059	$9,201	1.78%
Total Portfolio Investments						$1,123,224	$1,096,868	212.48%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L” or “LIBOR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.04%, 1-month L at 4.86%, 3-month L at 5.19%, the 6-month L at 5.31%, 1-month S at 4.80%, 3-month S at 4.91%, 6-month S at 4.90%, and the P at 8.00%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023 non-qualifying assets represented 6.64% of total assets as calculated in accordance with regulatory requirements.

(10)	Investment was on non-accrual status as of March 31, 2023
(11)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $8,598 or 1.67% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2023:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$686	$(10)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	1,357	(58)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	545	(12)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,247	(86)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	300	(2)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	317	(11)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	127	(5)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	(23)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,000	(31)
Apex Service Partners, LLC	1.00%	Delayed Draw Term Loan	01/06/2024	1,603	(87)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	248	(7)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	26	(1)
Applitools, Inc.	0.50%	Revolver	05/25/2028	200	(10)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	$978	$(35)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	533	(19)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	880	(32)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(29)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	78	(2)
Avalara, Inc.	0.50%	Revolver	10/19/2028	234	(3)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	3,405	(137)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	8	—
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(176)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	266	(5)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	133	(2)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(214)
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	182	(22)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	2,553	(48)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	05/13/2024	3,618	(98)
Coupa Holdings,LLC	1.00%	Delayed Draw Term Loan	08/27/2024	151	(2)
Coupa Holdings,LLC	0.50%	Revolver	02/27/2029	116	(3)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	247	(8)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	1,583	(27)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	641	(23)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	250	(9)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	6,341	(131)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(56)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/13/2023	51	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(20)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	889	(17)
FPG Intermediate Holdco, LLC	0.50%	Delayed Draw Term Loan	08/05/2024	2,500	(104)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	994	(23)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,002	(23)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	1,959	(158)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	907	(15)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,633	(108)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/29/2023	418	(14)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	400	(14)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	14	—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	$750	$(18)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	394	(8)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	27	—
Groundworks, LLC	0.50%	Revolver	03/14/2029	9	—
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	524	(12)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	338	(5)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(13)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(18)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	137	(3)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,373	(56)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	67	(3)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	274	(4)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	1,196	(31)
LegitScript	0.50%	Revolver	06/24/2028	612	(16)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	1,134	(38)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	921	(26)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	968	(13)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	32	(2)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2024	408	(5)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/16/2024	2,600	(42)
Mantech International CP	0.50%	Revolver	09/14/2028	1,600	(26)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	147	(5)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	218	(9)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/11/2029	43	(2)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	388	(15)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	124	(5)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	367	(8)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	31	(1)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	28	(1)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(45)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	555	(15)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	519	(19)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	347	(14)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	(1)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,175	(165)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	952	(49)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	$885	$(28)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	03/11/2024	71	—
QW Holding Corporation	0.50%	Revolver	08/31/2026	333	—
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	836	(21)
Randy's Holdings, Inc.	0.50%	Revolver	11/01/2028	271	(7)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	907	(25)
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	3	—
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	177	(5)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	112	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	97	(3)
Securonix, Inc.	0.50%	Revolver	04/05/2028	1,621	(70)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	5,392	(87)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(35)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	05/01/2023	144	(11)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(18)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	214	(7)
Spectrio, LLC	0.50%	Revolver	12/09/2026	490	(8)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	821	(40)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	378	(18)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	37	(1)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	525	(23)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	225	(10)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	1,416	(49)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(36)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/28/2024	428	(8)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	405	(8)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	2,028	(72)
Suveto	0.50%	Revolver	09/09/2027	312	(11)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	91	(4)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	216	(10)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(179)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	535	(24)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	752	(38)
Thrive Buyer, Inc. (Thrive Networks)	0.38%	Revolver	01/22/2027	453	(8)
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	1,057	(38)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	429	(16)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	$915	$(20)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	915	(20)
UpStack, Inc.	0.50%	Revolver	08/20/2027	375	(11)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	178	(7)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	322	(9)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	708	(19)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	41	(2)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	537	(6)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	340	(8)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	983	—
Total First Lien Debt Unfunded Commitments				$112,489	$(3,640)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	8	—
Total Second Lien Debt Unfunded Commitments				$8	$—
Total Unfunded Commitments				$112,497	$(3,640)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	L +	5.00%	9.73%	12/22/2026	12,110	$11,896	$11,796	2.29%
Jonathan Acquisition Company	(4) (6) (12)	L +	5.00%	9.73%	12/22/2025	1,304	1,276	1,254	0.24
Mantech International CP	(4) (5) (7)	S +	5.75%	9.58%	09/14/2029	10,773	10,564	10,495	2.03
Mantech International CP	(4) (7) (12)	S +	5.75%	9.58%	09/14/2029	—	(25)	(67)	(0.01)
Mantech International CP	(4) (7) (12)	S +	5.75%	9.58%	09/14/2028	—	(30)	(41)	(0.01)
PCX Holding Corp.	(4) (5) (6)	L +	6.25%	10.98%	04/22/2027	7,814	7,754	7,558	1.46
PCX Holding Corp.	(4) (5) (6)	L +	6.25%	10.98%	04/22/2027	7,869	7,743	7,611	1.47
PCX Holding Corp.	(4) (6) (12)	L +	6.25%	10.98%	04/22/2027	238	232	212	0.04
Two Six Labs, LLC	(4) (5) (7)	S +	5.50%	10.08%	08/20/2027	4,697	4,621	4,583	0.89
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.08%	08/20/2027	908	886	864	0.17
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.08%	08/20/2027	—	(14)	(22)	—
							44,903	44,243	8.57
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	L +	5.75%	10.48%	06/11/2027	2,388	2,344	2,296	0.44
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	5.00%	9.73%	12/30/2026	14,571	14,451	13,954	2.70
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	9.73%	12/30/2026	654	638	587	0.11
Omni Intermediate Holdings, LLC	(4) (6)	S +	5.00%	9.73%	12/30/2026	77	75	73	0.01
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	9.73%	12/30/2025	—	(11)	(56)	(0.01)
RoadOne IntermodaLogistics	(4) (6)	S +	6.25%	10.81%	12/30/2028	635	616	616	0.12
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	10.81%	12/30/2028	—	(2)	(2)	—
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	10.81%	12/30/2028	28	25	25	—
							18,136	17,493	3.39
Automobile Components
Continental Battery Company	(4) (5) (6)	L +	6.75%	11.48%	01/20/2027	6,188	6,083	5,904	1.14
Randy's Holdings, Inc.	(4) (5) (6)	S +	6.50%	10.59%	11/01/2028	2,509	2,435	2,435	0.47
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	10.59%	11/01/2024	—	(12)	(12)	—
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	10.59%	11/01/2027	53	43	43	0.01
Sonny's Enterprises, LLC	(4) (5) (6)	S +	5.95%	10.19%	08/05/2026	5,004	4,929	4,792	0.93
Sonny's Enterprises, LLC	(4) (6)	S +	6.75%	10.19%	08/05/2026	9,120	8,981	8,733	1.69
Sonny's Enterprises, LLC	(4) (5) (6)	S +	6.75%	10.19%	08/05/2026	4,767	4,702	4,565	0.88
Spectrum Automotive Holdings Corp.	(4) (5) (7)	L +	5.75%	10.48%	06/29/2028	10,136	10,010	9,546	1.85
Spectrum Automotive Holdings Corp.	(4) (7) (12)	L +	5.75%	10.48%	06/29/2028	1,996	1,965	1,832	0.35
Spectrum Automotive Holdings Corp.	(4) (7) (12)	L +	5.75%	10.48%	06/29/2027	—	(4)	(22)	—
							39,132	37,816	7.33

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S +	5.50%	9.92%	02/28/2025	8,887	$8,777	$8,634	1.67%
ARI Network Services, Inc.	(4) (5) (7)	S +	5.50%	9.92%	02/28/2025	1,556	1,537	1,512	0.29
ARI Network Services, Inc.	(4) (7) (12)	S +	5.50%	9.92%	02/28/2025	390	374	353	0.07
Summit Buyer, LLC	(4) (5) (6)	L +	5.75%	10.13%	01/14/2026	9,480	9,341	9,061	1.76
Summit Buyer, LLC	(4) (6) (12)	L +	5.75%	10.13%	01/14/2026	12,427	12,233	11,815	2.29
Summit Buyer, LLC	(4) (6) (12)	L +	5.75%	10.13%	01/14/2026	—	(14)	(46)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	L +	6.00%	11.15%	12/02/2025	16,260	16,036	15,675	3.04
Turbo Buyer, Inc.	(4) (5) (6)	L +	6.00%	11.15%	12/02/2025	1,488	1,465	1,435	0.28
							49,749	48,439	9.38
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L +	5.50%	10.39%	04/27/2027	6,410	6,361	6,199	1.20
GraphPad Software, LLC	(4) (6) (12)	L +	5.50%	10.39%	04/27/2027	—	(5)	(25)	—
							6,356	6,174	1.20
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S +	5.75%	8.99%	12/22/2027	1,532	1,504	1,456	0.28
V Global Holdings, LLC	(4) (7) (12)	S +	5.75%	8.99%	12/22/2025	—	(3)	(11)	—
							1,501	1,445	0.28
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	L +	4.75%	8.45%	12/23/2026	7,406	7,305	7,239	1.40
365 Retail Markets, LLC	(4) (5) (6)	L +	4.75%	8.45%	12/23/2026	2,376	2,350	2,322	0.45
365 Retail Markets, LLC	(4) (6) (12)	L +	4.75%	8.45%	12/23/2026	686	670	659	0.13
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	11.48%	12/09/2029	840	815	815	0.16
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S +	7.25%	11.48%	12/09/2028	—	(2)	(2)	—
BPG Holdings IV Corp.	(4) (5) (7)	S +	6.00%	10.54%	07/29/2029	9,626	9,001	9,000	1.74
Encore Holdings, LLC	(4) (5) (7)	L +	4.50%	9.23%	11/23/2028	9,248	9,107	9,031	1.75
Encore Holdings, LLC	(4) (5) (7) (12)	L +	4.50%	9.23%	11/23/2028	10,570	10,350	10,149	1.97
Encore Holdings, LLC	(4) (7) (12)	L +	4.50%	9.23%	11/23/2027	—	(38)	(63)	(0.01)
FLS Holding, Inc.	(4) (5) (6) (9)	L +	5.25%	10.40%	12/15/2028	16,581	16,289	16,311	3.16
FLS Holding, Inc.	(4) (5) (6) (9)	L +	5.25%	10.40%	12/15/2028	3,605	3,539	3,546	0.69
FLS Holding, Inc.	(4) (6) (9) (12)	L +	5.25%	10.40%	12/17/2027	—	(24)	(24)	—
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	9.82%	07/15/2027	13,035	12,856	12,601	2.44
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	9.82%	07/15/2027	4,200	4,130	4,060	0.79
PDFTron Systems, Inc.	(4) (6) (9) (12)	S +	5.50%	9.82%	07/15/2026	1,650	1,603	1,540	0.30
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	L +	5.00%	9.35%	12/20/2028	15,714	15,437	15,021	2.91
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L +	5.00%	9.35%	12/20/2028	—	(27)	(140)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	L +	5.00%	9.35%	12/20/2028	—	(15)	(42)	(0.01)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
QW Holding Corporation	(4) (5) (6)	L +	5.50%	9.44%	08/31/2026	3,299	$3,256	$3,176	0.62%
QW Holding Corporation	(4) (6) (12)	L +	5.50%	9.44%	08/31/2026	686	676	655	0.13
QW Holding Corporation	(4) (6) (12)	L +	5.50%	9.44%	08/31/2026	—	(11)	(31)	(0.01)
Sherlock Buyer Corp.	(4) (5) (7)	L +	5.75%	10.48%	12/08/2028	18,554	18,227	18,144	3.51
Sherlock Buyer Corp.	(4) (7) (12)	L +	5.75%	10.48%	12/08/2028	—	(46)	(119)	(0.02)
Sherlock Buyer Corp.	(4) (7) (12)	L +	5.75%	10.48%	12/08/2027	—	(35)	(48)	(0.01)
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S +	6.75%	11.30%	12/28/2029	6,656	6,456	6,456	1.25
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	11.30%	12/28/2029	—	(27)	(27)	(0.01)
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	11.30%	12/28/2028	91	69	69	0.01
Sweep Purchaser, LLC	(4) (5) (6)	L +	5.75%	10.47%	11/30/2026	2,901	2,861	2,746	0.53
Sweep Purchaser, LLC	(4) (5) (6) (12)	L +	5.75%	10.47%	11/30/2026	1,978	1,948	1,867	0.36
Sweep Purchaser, LLC	(4) (6) (12)	L +	5.75%	10.47%	11/30/2026	84	78	59	0.01
Tamarack Intermediate, LLC	(4) (5) (7)	S +	5.75%	9.23%	03/13/2028	5,473	5,375	5,232	1.01
Tamarack Intermediate, LLC	(4) (7) (12)	S +	5.75%	9.23%	03/13/2028	91	76	52	0.01
Valcourt Holdings II, LLC	(4) (5) (6)	S +	5.25%	9.98%	01/07/2027	12,637	12,455	12,488	2.42
Valcourt Holdings II, LLC	(4) (6) (12)	S +	5.25%	9.98%	01/07/2027	1,913	1,881	1,886	0.37
VRC Companies, LLC	(4) (5) (7)	S +	5.53%	10.43%	06/29/2027	23,317	23,036	22,501	4.36
VRC Companies, LLC	(4) (5) (7)	S +	5.75%	8.52%	06/29/2027	4,493	4,412	4,269	0.83
VRC Companies, LLC	(4) (7) (12)	P +	4.50%	12.25%	06/29/2027	—	(8)	(25)	—
							174,025	171,373	33.20
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	L +	5.50%	9.89%	10/19/2028	14,662	14,409	14,000	2.71
KPSKY Acquisition, Inc.	(4) (5) (7) (12)	P +	4.50%	12.00%	10/19/2028	1,912	1,862	1,753	0.34
							16,271	15,753	3.05
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	L +	5.50%	10.24%	12/11/2028	23,487	23,074	21,927	4.25
Fortis Solutions Group, LLC	(4) (5) (7)	L +	5.50%	9.67%	10/13/2028	8,222	8,081	7,955	1.54
Fortis Solutions Group, LLC	(4) (5) (7) (12)	L +	5.50%	9.67%	10/13/2028	3,373	3,314	3,263	0.63
Fortis Solutions Group, LLC	(4) (7) (12)	L +	5.50%	9.67%	10/15/2028	—	(7)	(33)	(0.01)
Fortis Solutions Group, LLC	(4) (7) (12)	L +	5.50%	9.67%	10/15/2027	154	135	117	0.02
							34,597	33,229	6.44
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S +	5.55%	9.76%	11/30/2026	9,946	9,752	9,453	1.83
48Forty Solutions, LLC	(4) (6) (12)	S +	5.50%	9.76%	11/30/2026	—	(26)	(77)	(0.01)
Avalara, Inc.	(4) (5) (7)	S +	7.25%	11.83%	10/19/2028	2,336	2,279	2,279	0.44
Avalara, Inc.	(4) (7) (12)	S +	7.25%	11.83%	10/19/2028	—	(6)	(6)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	L +	5.50%	10.23%	11/01/2028	15,142	15,010	14,704	2.85

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(4) (5) (7)	L +	5.50%	10.23%	11/01/2028	8,425	$8,352	$8,181	1.58%
Radwell Parent, LLC	(4) (5) (7)	S +	6.75%	11.33%	04/01/2029	13,953	13,546	13,546	2.62
Radwell Parent, LLC	(4) (7) (12)	S +	6.75%	11.33%	04/01/2028	—	(30)	(30)	(0.01)
							48,877	48,050	9.31
Diversified Consumer Services
Assembly Intermediate, LLC	(4) (5) (6)	L +	6.50%	11.23%	10/19/2027	8,889	8,740	8,548	1.66
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.23%	10/19/2027	1,244	1,215	1,159	0.22
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.23%	10/19/2027	356	341	321	0.06
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	10.92%	03/05/2027	837	822	796	0.15
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	10.92%	03/05/2027	—	(46)	(124)	(0.02)
Heartland Home Services	(4) (7) (12)	L +	5.75%	10.10%	12/15/2026	1,877	1,860	1,802	0.35
Lightspeed Solution, LLC	(4) (5) (7)	S +	6.50%	10.82%	03/01/2028	3,793	3,726	3,654	0.71
Lightspeed Solution, LLC	(4) (7) (12)	S +	6.50%	10.82%	03/01/2028	—	(11)	(45)	(0.01)
LUV Car Wash Group, LLC	(4) (6) (12)	L +	5.50%	9.24%	12/09/2026	372	367	359	0.07
LUV Car Wash Group, LLC	(4) (5) (6)	L +	5.50%	9.24%	12/09/2026	349	346	341	0.07
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	10.32%	07/14/2028	1,690	1,658	1,619	0.31
Magnolia Wash Holdings	(4) (6)	S +	6.50%	10.32%	07/14/2028	317	311	303	0.06
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	10.32%	07/14/2028	39	38	36	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	9.82%	10/16/2023	3,443	3,432	3,443	0.67
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	9.82%	10/16/2023	15,415	15,363	15,415	2.99
Mammoth Holdings, LLC	(4) (6) (12)	S +	6.00%	9.82%	10/16/2023	—	(1)	—
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	10.71%	07/25/2028	1,439	1,411	1,382	0.27
Spotless Brands, LLC	(4) (6)	S +	6.50%	10.71%	07/25/2028	272	267	261	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	10.71%	07/25/2028	—	(1)	(2)	—
							39,838	39,268	7.61
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25%	10.57%	05/25/2029	1,477	1,450	1,451	0.28
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	10.57%	05/25/2028	—	(4)	(3)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	11.32%	12/29/2029	3,272	3,175	3,174	0.61
Cerity Partners, LLC	(4) (7) (12)	S +	6.75%	11.32%	12/29/2029	172	23	23	—
SitusAMC Holdings Corp.	(4) (5) (7)	L +	5.50%	10.23%	12/22/2027	7,146	7,085	6,835	1.32
Smarsh, Inc.	(4) (5) (7)	S +	6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.80
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.29%	02/16/2029	536	521	496	0.10
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.29%	02/16/2029	—	(5)	(10)	—
							16,453	16,092	3.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	5.75%	10.48%	07/06/2028	1,751	1,719	1,661	0.32

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Abracon Group Holdings, LLC	(4) (7) (12)	S +	5.75%	10.48%	07/06/2028	—	$(3)	$(16)	—%
Abracon Group Holdings, LLC	(4) (7) (12)	S +	5.75%	10.48%	07/06/2028	—	(2)	(7)	—
Dwyer Instruments, Inc.	(4) (5) (7)	L +	6.00%	10.73%	07/21/2027	2,549	2,503	2,434	0.47
Dwyer Instruments, Inc.	(4) (7) (12)	L +	6.00%	10.73%	07/21/2027	—	(6)	(29)	(0.01)
Dwyer Instruments, Inc.	(4) (7) (12)	L +	6.00%	10.73%	07/21/2027	50	44	36	0.01
							4,255	4,079	0.79
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	L +	7.25% (incl. 1.00% PIK)	12.29%	12/18/2025	3,604	3,558	3,006	0.58
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(4) (5) (6)	L +	6.00%	10.73%	07/12/2027	4,028	3,963	3,838	0.74
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.00%	10.39%	04/03/2028	4,737	4,681	4,666	0.90
DCA Investment Holdings, LLC	(4) (5) (7) (12)	S +	6.00%	10.39%	04/03/2028	1,129	1,111	1,111	0.22
DCA Investment Holdings, LLC	(4) (7) (12)	S +	6.00%	10.39%	04/03/2028	—	(5)	(5)	—
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S +	6.50%	11.23%	09/22/2026	750	744	736	0.14
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.23%	09/22/2026	206	204	202	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.23%	09/22/2026	17	16	16	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	9.56%	12/10/2026	3,875	3,844	3,763	0.73
Heartland Veterinary Partners, LLC	(4) (5) (6) (12)	S +	4.75%	9.56%	12/10/2026	6,167	6,098	5,912	1.15
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	4.75%	9.56%	12/10/2026	—	(6)	(22)	—
iCIMS, Inc.	(4) (5) (7)	S +	7.25% (incl. 3.875% PIK)	11.52%	08/18/2028	1,433	1,408	1,408	0.27
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	11.23%	08/21/2026	938	911	917	0.18
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	L +	6.00%	10.22%	09/01/2027	3,888	3,825	3,753	0.73
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	L +	6.00%	10.22%	09/01/2027	378	364	329	0.06
Southern Veterinary Partners, LLC	(4) (5) (6)	S +	5.50%	9.93%	10/05/2027	285	279	270	0.05
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	L +	5.75%	10.48%	01/02/2029	4,342	4,284	4,111	0.80
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	L +	5.75%	10.48%	01/02/2029	511	501	444	0.09
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	P +	4.75%	12.25%	12/30/2026	450	442	417	0.08
Suveto	(4) (5) (7) (12)	L +	5.00%	9.38%	09/09/2027	4,731	4,686	4,483	0.87
Suveto	(4) (7) (12)	L +	5.00%	9.38%	09/09/2027	347	340	327	0.06
Vardiman Black Holdings, LLC	(4) (5) (8)	S +	7.00%	11.22%	03/18/2027	2,274	2,255	2,151	0.42
Vardiman Black Holdings, LLC	(4) (8) (12)	S +	7.00%	11.22%	03/18/2027	2,605	2,581	2,458	0.48
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S +	5.65%	10.23%	03/23/2028	496	485	466	0.09
							39,048	37,913	7.34

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L +	5.50%	9.98%	02/03/2026	4,223	$4,147	$4,099	0.79%
Lightspeed Buyer, Inc.	(4) (5) (6)	L +	5.50%	9.98%	02/03/2026	3,078	3,018	2,989	0.58
Lightspeed Buyer, Inc.	(4) (6) (12)	L +	5.50%	9.98%	02/03/2026	—	(9)	(39)	(0.01)
							7,156	7,049	1.37
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	10.68%	10/29/2028	18,414	18,175	18,094	3.51
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	10.68%	10/29/2028	4,005	3,955	3,935	0.76
Foundation Risk Partners Corp.	(4) (7) (12)	S +	6.00%	10.68%	10/29/2027	807	783	773	0.15
Galway Borrower, LLC	(4) (5) (7)	L +	5.25%	9.98%	09/29/2028	12,119	11,920	11,597	2.25
Galway Borrower, LLC	(4) (7) (12)	L +	5.25%	9.98%	09/29/2028	1,428	1,390	1,348	0.26
Galway Borrower, LLC	(4) (7) (12)	L +	5.25%	9.98%	09/30/2027	290	276	252	0.05
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L +	5.25%	9.63%	11/25/2026	6,161	6,096	5,996	1.16
High Street Buyer, Inc.	(4) (5) (7)	L +	6.00%	10.73%	04/14/2028	4,282	4,214	4,158	0.81
High Street Buyer, Inc.	(4) (5) (7)	L +	6.00%	10.73%	04/14/2028	17,196	16,914	16,698	3.23
High Street Buyer, Inc.	(4) (7) (12)	L +	6.00%	10.73%	04/16/2027	—	(13)	(26)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (5) (7)	L +	6.05%	10.81%	08/27/2025	24,599	24,373	23,900	4.63
Integrity Marketing Acquisition, LLC	(4) (5) (7)	L +	6.05%	10.81%	08/27/2025	7,410	7,342	7,200	1.39
Keystone Agency Investors	(4) (5) (6)	S +	6.25%	10.98%	05/03/2027	2,641	2,606	2,606	0.50
Keystone Agency Investors	(4) (5) (6)	S +	6.25%	10.98%	05/03/2027	3,200	3,158	3,158	0.61
Oakbridge Insurance Agency, LLC	(4) (5) (6)	S +	5.75%	10.17%	12/31/2026	1,078	1,062	1,062	0.21
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	10.17%	12/31/2026	60	56	56	0.01
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	10.17%	12/31/2026	19	18	18	—
Patriot Growth Insurance Services, LLC	(4) (7) (12)	L +	5.75%	10.47%	10/16/2028	49	43	17	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	L +	6.00%	11.21%	11/01/2028	7,698	7,629	7,325	1.42
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (12)	L +	6.00%	11.21%	11/01/2028	2,679	2,653	2,545	0.49
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	L +	6.00%	11.21%	11/01/2027	—	(3)	(17)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	10.11%	10/30/2026	5,374	5,331	5,206	1.01
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	10.11%	10/30/2026	5,176	5,136	5,014	0.97
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	10.33%	04/01/2026	14,934	14,657	14,467	2.80
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	10.33%	04/01/2026	11,653	11,470	11,288	2.19
World Insurance Associates, LLC	(4) (6) (12)	S +	5.75%	10.33%	04/01/2026	631	618	600	0.12
							149,859	147,270	28.53
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	9.34%	10/30/2026	9,512	9,372	9,308	1.80
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	9.34%	10/30/2026	2,239	2,208	2,191	0.42
FMG Suite Holdings, LLC	(4) (5) (6) (12)	S +	5.50%	9.34%	10/30/2026	236	221	212	0.04

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
MSM Acquisitions, Inc.	(4) (5) (6)	L +	6.00%	10.75%	12/09/2026	11,319	$11,183	$11,049	2.14%
MSM Acquisitions, Inc.	(4) (5) (6) (12)	L +	6.00%	10.75%	12/09/2026	4,536	4,442	4,187	0.81
MSM Acquisitions, Inc.	(4) (6) (12)	L +	6.00%	10.75%	12/09/2026	612	594	580	0.11
Triple Lift, Inc.	(4) (5) (7)	S +	5.50%	10.12%	05/08/2028	11,820	11,629	11,213	2.17
Triple Lift, Inc.	(4) (7) (12)	S +	5.25%	10.12%	05/08/2028	657	631	569	0.11
							40,280	39,309	7.61
IT Services
Atlas Purchaser, Inc.	(7)	L +	5.25%	9.81%	05/08/2028	3,824	3,762	2,668	0.52
Donuts, Inc.	(4) (5) (6)	S +	6.00%	10.43%	12/29/2027	6,125	6,036	5,970	1.16
Donuts, Inc.	(4) (5) (6)	S +	6.00%	10.43%	12/29/2027	3,368	3,368	3,282	0.64
Donuts, Inc.	(4) (6) (12)	S +	6.00%	10.43%	12/29/2027	—	—	(40)	(0.01)
Govbrands Intermediate, Inc.	(4) (5) (7)	L +	5.50%	10.23%	08/04/2027	17,040	16,698	16,261	3.15
Govbrands Intermediate, Inc.	(4) (5) (7) (12)	L +	5.50%	10.23%	08/04/2027	3,844	3,750	3,586	0.69
Govbrands Intermediate, Inc.	(4) (7) (12)	L +	5.50%	10.23%	08/04/2027	1,634	1,600	1,551	0.30
Long Term Care Group, Inc.	(4) (5) (7)	L +	6.00%	10.34%	09/08/2027	1,985	1,950	1,907	0.37
Redwood Services Group, LLC	(4) (5) (7)	S +	6.00%	10.68%	06/15/2029	1,813	1,779	1,734	0.34
Redwood Services Group, LLC	(4) (7) (12)	S +	6.00%	10.68%	06/15/2029	312	306	293	0.06
Syntax Systems Ltd	(4) (5) (7) (9)	L +	5.50%	10.13%	10/29/2028	15,194	15,062	14,366	2.78
Syntax Systems Ltd	(4) (7) (9) (12)	L +	5.50%	10.13%	10/29/2028	—	(33)	(219)	(0.04)
Syntax Systems Ltd	(4) (7) (9) (12)	L +	5.75%	10.13%	10/29/2026	1,069	1,057	982	0.19
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L +	6.00%	10.73%	01/22/2027	7,244	7,137	7,067	1.37
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L +	6.00%	10.73%	01/22/2027	6,447	6,347	6,290	1.22
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (12)	P +	5.00%	12.50%	01/22/2027	91	81	74	0.01
UpStack, Inc.	(4) (5) (6)	L +	5.75%	10.32%	08/20/2027	4,173	4,088	4,048	0.78
UpStack, Inc.	(4) (5) (6) (12)	L +	5.75%	10.32%	08/20/2027	1,411	1,374	1,355	0.26
UpStack, Inc.	(4) (6) (12)	L +	5.75%	10.32%	08/20/2027	—	(8)	(11)	—
							74,354	71,164	13.79
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	9.84%	11/16/2026	19,683	19,518	19,398	3.76
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	9.84%	11/16/2026	1,680	1,664	1,656	0.32
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S +	5.00%	9.84%	11/16/2026	—	(14)	(24)	—
							21,168	21,030	4.07
Machinery
Answer Acquisition, LLC	(4) (5) (6)	L +	5.50%	10.23%	12/30/2026	12,870	12,657	12,326	2.39
Answer Acquisition, LLC	(4) (6) (12)	L +	5.50%	10.23%	12/30/2026	—	(16)	(42)	(0.01)
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	9.74%	07/21/2027	12,307	12,110	11,943	2.31
MHE Intermediate Holdings, LLC	(4) (6)	S +	6.00%	9.74%	12/09/2025	1,678	1,644	1,644	0.32

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	9.74%	07/21/2027	1,590	$1,564	$1,544	0.30%
MHE Intermediate Holdings, LLC	(4) (6) (12)	S +	6.00%	9.74%	07/21/2027	150	134	118	0.02
							28,093	27,533	5.33
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L +	4.75%	9.38%	12/22/2027	12,254	12,111	11,893	2.30
AWP Group Holdings, Inc.	(4) (5) (6)	L +	4.50%	9.38%	12/22/2027	1,575	1,555	1,529	0.30
AWP Group Holdings, Inc.	(4) (6) (12)	L +	4.75%	9.38%	12/22/2026	647	629	592	0.11
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S +	4.75%	9.39%	06/26/2026	4,417	4,357	4,305	0.83
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S +	4.75%	9.39%	06/26/2025	197	189	179	0.03
Vessco Midco Holdings, LLC	(4) (5) (6)	L +	4.50%	8.88%	11/02/2026	5,429	5,393	5,358	1.04
Vessco Midco Holdings, LLC	(4) (5) (6)	L +	4.50%	8.88%	11/02/2026	3,537	3,514	3,491	0.68
Vessco Midco Holdings, LLC	(4) (6) (12)	P +	3.50%	11.00%	10/18/2026	358	352	346	0.07
							28,100	27,693	5.36
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(4) (5) (6)	S +	5.25%	9.57%	04/07/2028	388	382	376	0.07
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	9.57%	04/07/2028	—	—	(2)	—
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	9.57%	04/07/2028	18	17	16	—
							399	390	0.08
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S +	5.75%	9.83%	05/25/2029	1,841	1,805	1,805	0.35
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	9.83%	05/25/2029	—	(3)	(3)	—
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	9.83%	05/25/2029	48	45	45	0.01
							1,847	1,847	0.36
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L +	6.25%	9.99%	03/10/2027	7,979	7,844	7,920	1.53
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	L +	6.25%	9.99%	03/10/2027	836	829	830	0.16
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	L +	6.25%	9.99%	03/10/2027	300	290	296	0.06
Bridgepointe Technologies, LLC	(4) (6)	S +	6.50%	11.23%	12/31/2027	5,760	5,531	5,531	1.07
Bridgepointe Technologies, LLC	(4) (6) (12)	S +	6.50%	11.23%	12/31/2027	—	(153)	(153)	(0.03)
Bullhorn, Inc.	(4) (5) (6)	L +	5.75%	10.48%	09/30/2026	171	170	166	0.03
Bullhorn, Inc.	(4) (6)	L +	5.75%	10.48%	09/30/2026	19	19	19	—
Bullhorn, Inc.	(4) (6) (12)	L +	5.75%	10.48%	09/30/2026	4	4	3	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L +	5.00%	9.21%	10/01/2027	8,582	8,441	8,326	1.61
Citrin Cooperman Advisors, LLC	(4) (5) (7)	L +	5.00%	9.21%	10/01/2027	9,444	9,247	9,037	1.75
KWOR Acquisition, Inc.	(4) (5) (7)	L +	5.25%	9.63%	12/22/2028	876	864	830	0.16
KWOR Acquisition, Inc.	(4) (7) (12)	P +	4.25%	11.75%	12/22/2027	—	(1)	(6)	—
							33,085	32,799	6.35

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	6,968	$6,915	$6,652	1.29%
Associations, Inc.	(4) (5) (6) (12)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	6,190	6,135	5,859	1.13
Associations, Inc.	(4) (6) (12)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	—	(6)	(36)	(0.01)
MRI Software, LLC	(4) (6)	L +	5.50%	10.23%	02/10/2026	957	952	937	0.18
MRI Software, LLC	(4) (6) (12)	L +	5.50%	10.23%	02/10/2026	461	457	420	0.08
Pritchard Industries, LLC	(4) (5) (7)	L +	5.50%	10.54%	10/13/2027	10,942	10,760	10,334	2.00
Pritchard Industries, LLC	(4) (7) (12)	L +	5.50%	10.54%	10/13/2027	2,320	2,278	2,174	0.42
Zarya Intermediate, LLC	(4) (5) (6) (9)	S +	6.50%	10.90%	07/01/2027	9,533	9,533	9,516	1.84
Zarya Intermediate, LLC	(4) (6) (9) (12)	S +	6.50%	10.90%	07/01/2027	—	—	(2)	—
							37,024	35,854	6.95
Software
Alert Media, Inc.	(4) (5) (6)	S +	5.00%	9.26%	04/12/2027	16,000	15,797	15,467	3.00
Alert Media, Inc.	(4) (6)	S +	5.00%	9.26%	04/12/2027	10,000	9,859	9,667	1.87
Alert Media, Inc.	(4) (6) (12)	S +	5.00%	9.26%	04/10/2026	—	(7)	(25)	—
Anaplan, Inc.	(4) (5) (7)	S +	6.50%	10.82%	06/21/2029	3,900	3,826	3,831	0.74
Appfire Technologies, LLC	(4) (5) (6)	S +	5.50%	9.92%	03/09/2027	6,255	6,225	6,018	1.17
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	9.92%	03/09/2027	1,530	1,513	1,461	0.28
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	9.92%	03/09/2027	2	1	1	—
CLEO Communications Holding, LLC	(4) (5) (6)	L +	6.50%	10.74%	06/09/2027	17,142	17,008	16,532	3.20
CLEO Communications Holding, LLC	(4) (6) (12)	L +	6.50%	10.74%	06/09/2027	—	(40)	(191)	(0.04)
GS AcquisitionCo, Inc.	(4) (5) (6)	L +	5.75%	9.92%	05/22/2026	28,301	28,125	27,628	5.35
GS AcquisitionCo, Inc.	(4) (6)	L +	5.75%	9.92%	05/22/2026	337	335	329	0.06
GS AcquisitionCo, Inc.	(4) (6) (12)	L +	5.75%	9.92%	05/22/2026	—	(7)	(21)	—
Gurobi Optimization, LLC	(4) (5) (6)	L +	5.00%	9.38%	12/19/2023	4,364	4,349	4,364	0.85
Gurobi Optimization, LLC	(4) (6) (12)	L +	5.00%	9.38%	12/19/2023	—	(2)	—
LegitScript	(4) (5) (7)	S +	5.25%	9.57%	06/24/2029	4,392	4,309	4,309	0.83
LegitScript	(4) (7) (12)	S +	5.25%	9.57%	06/24/2029	—	(11)	(11)	—
LegitScript	(4) (7) (12)	S +	5.25%	9.57%	06/24/2028	39	27	27	0.01
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	8.70%	07/22/2029	1,306	1,281	1,262	0.24
Montana Buyer, Inc.	(4) (7) (12)	S +	5.75%	8.70%	07/22/2028	—	(3)	(5)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S +	5.00%	9.70%	06/11/2029	614	608	581	0.11
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	9.70%	06/11/2029	108	107	91	0.02
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	9.70%	06/11/2029	—	(1)	(3)	—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	9.48%	04/28/2028	931	922	917	0.18

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	9.48%	04/28/2028	208	$203	$200	0.04%
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	9.48%	04/28/2028	—	(1)	(2)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	L +	6.50%	10.67%	01/30/2026	3,004	2,963	2,990	0.58
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	L +	6.50%	10.67%	01/30/2026	—	(5)	(2)	—
Project Leopard Holdings, Inc.	(5)(8)(9)	S +	5.25%	9.80%	07/20/2029	1,040	971	943	0.18
Revalize, Inc.	(4) (5) (6)	S +	5.75%	10.48%	04/15/2027	8,638	8,590	8,235	1.60
Revalize, Inc.	(4) (6)	S +	5.75%	10.48%	04/15/2027	121	121	116	0.02
Revalize, Inc.	(4) (6) (12)	S +	5.75%	10.48%	04/15/2027	—	(1)	(3)	—
Riskonnect Parent, LLC	(4) (5) (7)	S +	5.50%	10.08%	12/07/2028	141	138	135	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	10.08%	12/07/2028	25	23	17	—
Securonix, Inc.	(4) (5) (7)	S +	6.50%	10.10%	04/05/2028	9,004	8,862	8,678	1.68
Securonix, Inc.	(4) (7) (12)	S +	6.50%	10.10%	04/05/2028	—	(25)	(59)	(0.01)
Skykick, Inc.	(4) (5) (6)	L +	7.25%	11.00%	09/01/2027	2,700	2,645	2,633	0.51
Skykick, Inc.	(4) (6) (12)	L +	7.25%	11.00%	09/01/2027	630	612	602	0.12
Trunk Acquisition, Inc.	(4) (5) (6)	L +	5.50%	10.23%	02/19/2027	4,526	4,488	4,319	0.84
Trunk Acquisition, Inc.	(4) (6) (12)	L +	5.50%	10.23%	02/19/2026	—	(3)	(20)	—
							$123,802	$121,011	23.44%
Total First Lien Debt							$1,085,829	$1,061,160	205.56%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5)(6)	S +	9.00%	13.69%	12/30/2027	900	$875	$864	0.17%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (5) (8)	L +	7.00%	11.73%	03/02/2029	3,000	2,989	2,905	0.56
Infinite Bidco, LLC	(4) (8) (12)	L +	7.00%	11.73%	03/02/2029	—	—	(47)	(0.01)
							2,989	2,858	0.55
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	12.81%	12/10/2027	360	354	330	0.06
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	8.00%	12.81%	12/10/2027	132	129	120	0.02
							483	450	0.09
Industrial Conglomerates
Aptean, Inc.		L +	7.00%	11.74%	04/23/2027	1,050	1,050	963	0.19

IT Services
Idera, Inc.	(4) (5) (7)	L +	6.75%	10.50%	03/02/2029	530	527	497	0.10

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	L +	8.50%	12.67%	11/20/2026	1,000	$982	$942	0.18%
							1,509	1,439	0.28
Software
Flexera Software, LLC	(4) (5) (6)	L +	7.00%	11.39%	03/03/2029	1,500	1,475	1,398	0.27
Total Second Lien Debt							$8,381	$7,972	1.54%

Other Securities

Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)			16.25% PIK	06/18/2026	500	$500	$124	0.02%
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	411	398	398	0.08
Total Other Debt							$898	$522	0.10%

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	06/24/2022	1,000,000	$1,041	$1,024	0.20%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	820	730	0.14
Revalize, Inc.	(4) (6) (11)	S +	10.00%	12/14/2021	1,787	1,937	1,807	0.35
Riskonnect Parent, LLC	(4) (11)	S +	10.50%	07/07/2022	320,600	323	333	0.06
Skykick, Inc.	(4) (11)			08/31/2021	23,665	225	170	0.03
Total Preferred Equity						$4,346	$4,064	0.79%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	$520	$387	0.07%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,233,333	1,233	1,468	0.28
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	53,339	137	213	0.04
Encore Holdings, LLC	(4) (11)			11/23/2021	478	55	90	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	60	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	102	0.02
LUV Car Wash	(4) (11)			4/6/2022	116	116	116	0.02
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	132	0.03
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	390	0.08
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	690	0.13
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	211	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195	194	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,000	300	346	0.07
Total Common Equity						$3,731	$4,399	0.85%
Total Other Securities						$8,975	$8,985	1.74%
Total Portfolio Investments						$1,103,185	$1,078,117	208.84%

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

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our LIBOR-based loans were the 3-month E at 2.13%, 1-month L at 4.39%, 3- month L at 4.77%, the 6-month L at 5.14%; the reference rates for our SOFR-based loans were the 1-month S at 4.36% , 3-month S at 4.59%, 6-month S at 4.78% and the P at 7.50%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee, under the supervision of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
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

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$514	$(12)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	1,508	(77)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	909	(26)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,247	(37)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	300	(2)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	317	(16)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	127	(7)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	750	(25)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,000	(42)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	277	(11)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	26	(1)
Applitools, Inc.	0.50%	Revolver	05/25/2028	200	(3)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	978	(38)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	533	(20)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	$1,109	$(50)
Associations, Inc.	0.50%	Revolver	07/02/2027	797	(36)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	78	(2)
Avalara, Inc.	0.50%	Revolver	10/19/2028	234	(6)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	3,840	(153)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	4	—
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	5,358	(191)
Caerus US 1, Inc.	—%	Delayed Draw Term Loan	10/31/2024	266	(3)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	145	(3)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	4,823	(145)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	05/13/2024	4,206	(125)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	389	(6)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	1,583	(40)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	641	(29)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	271	(12)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	7,347	(173)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(63)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(24)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	889	(19)
FPG Intermediate Holdco, LLC	0.50%	Delayed Draw Term Loan	08/05/2024	2,500	(125)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	(33)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,002	(33)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	1,152	(20)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	907	(22)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,633	(24)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	418	(18)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	589	(25)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	14	—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	1,794	(82)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	182	(8)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	750	(25)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	506	(13)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	612	(18)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	11/17/2023	$2,606	$(76)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(23)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	915	(27)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	618	(16)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,575	(71)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	122	(6)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	257	(5)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	1,196	(11)
LegitScript	0.50%	Revolver	06/24/2028	612	(11)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	1,350	(39)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	1,220	(45)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	921	(27)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	08/16/2023	1,576	(32)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	32	(1)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	408	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	2,600	(67)
Mantech International CP	0.50%	Revolver	09/14/2028	1,600	(41)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	147	(5)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	220	(12)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	57	(3)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	412	(6)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	124	(2)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	399	(4)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	36	—
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	941	(39)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(56)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	555	(18)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	1,650	(55)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	632	(29)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	91	(4)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	347	(17)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	388	(2)
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	296	(16)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	02/20/2023	3,175	(140)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	952	(42)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,042	(36)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	08/31/2026	146	(5)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
QW Holding Corporation	0.50%	Revolver	08/31/2026	$833	$(31)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	836	(12)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	282	(8)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	1,047	(30)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	121	(5)
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	177	(7)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	162	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	97	(3)
Securonix, Inc.	0.50%	Revolver	04/05/2028	1,621	(59)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	5,392	(119)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	2,157	(48)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	495	(12)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
Spectrio, LLC	1.00%	Delayed Draw Term Loan	01/30/2023	10,045	(240)
Spectrio, LLC	0.50%	Revolver	12/09/2026	704	(17)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	821	(48)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	378	(22)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	46	(2)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	738	(39)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	1,416	(63)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,037	(46)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	1,368	(27)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	638	(19)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	2,178	(78)
Suveto	0.50%	Revolver	09/09/2027	208	(8)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	91	(5)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	384	(21)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(219)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	535	(29)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	809	(36)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	589	(14)
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	1,057	(54)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	429	(20)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	915	(22)

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Two Six Labs, LLC	1.00%	Revolver	08/20/2027	$915	$(22)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	450	(14)
UpStack, Inc.	0.50%	Revolver	08/20/2027	375	(11)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	210	(10)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	1,917	(67)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	708	(25)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	374	(4)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	95	(5)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	537	(7)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	340	(11)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	983	(2)
Total First Lien Debt Unfunded Commitments				$139,381	$(4,419)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$8	$(1)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	1,500	(47)
Total Second Lien Debt Unfunded Commitments				$1,508	$(48)
Total Unfunded Commitments				$140,889	$(4,467)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Notes to Consolidated Financial Statements
March 31, 2023
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
The Company has conducted and from time to time may conduct private offerings (the “Private Offerings”) of shares of Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“the “Securities Act”). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. In accordance with the terms of the Subscription Agreement, the Adviser extended the Investment Period (as defined in the Subscription Agreement) for an additional one-year period such that the Investment Period will expire on October 9, 2024. In addition, the Adviser exercised its discretion to extend the Company's term, such that the term will expire on October 9, 2028.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2023, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“SLIC SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with SLIC SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2023.

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2022 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
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
The Company pays the Investment Adviser a base management fee (the “Base Management Fee”) under the Investment Advisory Agreement between the Company and the Investment Adviser (“the Investment Advisory Agreement”) as described in Note 3 below. The fee is recorded on the Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company currently intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
For the three months ended March 31, 2023 and March 31, 2022, the Company accrued $23 and $0 of U.S. federal excise taxes.
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
(3)Related Party Transactions
Investment Advisory Agreement

On February 1, 2021, the Company entered into the Investment Advisory Agreement with the Adviser. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Investment Advisory Agreement in August 2022. The Company pays the Investment Adviser a Base Management Fee for its services under the Investment Advisory Agreement. The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Investment Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf. The Investment Adviser is an indirect, wholly owned subsidiary, of Morgan Stanley.
The Company pays the Investment Adviser a Base Management Fee for its services under the Investment Advisory Agreement. The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Investment Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf.
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

For the three months ended March 31, 2023 and March 31, 2022, $337 and $265 respectively, of Base Management Fee was accrued to the Investment Adviser. As of March 31, 2023 and December 31, 2022, $337 and $325, respectively, were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an amended and restated administration agreement dated February 1, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the applicable administration agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2022.
For the three months ended March 31, 2023 and March 31, 2022, no expenses were incurred under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022.
Expense Support and Waiver Agreement
On February 1, 2021, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company’s behalf within three years of October 9, 2020 (the “Initial Closing Date”).
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred no organization costs and amortization of offering costs. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived.
As of March 31, 2023 and December 31, 2022, no organization and offering costs were included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
Indemnification Agreements
The Company has entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law, and the 1940 Act and, if applicable, ERISA. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law, and the 1940 Act, and, if applicable ERISA.
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20 (the “Seed Capital”).
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,104,281	$1,078,066	98.3%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,884	9,601	0.9	8,381	7,972	0.7
Other Securities	9,059	9,201	0.8	8,975	8,985	0.8
Total	$1,123,224	$1,096,868	100.0%	$1,103,185	$1,078,117	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022	(1)
Aerospace and Defense	4.1%	4.1%
Air Freight and Logistics	1.8	1.7
Automobile Components	3.5	3.5
Automobiles	4.5	4.5
Biotechnology	0.6	0.6
Chemicals	0.1	0.1
Commercial Services & Supplies	15.9	16.0
Construction and Engineering	1.5	1.5
Containers & Packaging	3.3	3.3
Distributors	3.1	4.5
Diversified Consumer Services	4.0	3.6
Electronic Equipment, Instruments & Components	1.2	0.6
Financial Services	1.3	1.5
Food Products	0.3	0.3
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	3.9	3.6
Health Care Technology	0.7	0.6
Industrial Conglomerates	1.3	0.1
Insurance Services	13.6	13.8
Interactive Media & Services	3.7	3.6
IT Services	6.4	6.8
Leisure Products	1.7	2.0
Machinery	2.5	2.5
Multi-Utilities	2.5	2.6
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.2	0.2
Professional Services	3.1	3.1
Real Estate Management & Development	3.3	3.3
Software	11.5	11.6
Total	100.0%	100.0%

(1)	The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,297	$1,290	0.1%	$1,298	$1,279	0.1%
Canada	43,313	42,237	3.9	46,200	44,881	4.2
United Kingdom	1,861	1,862	0.2	1,847	1,847	0.2
United States	1,076,753	1,051,479	95.8	1,053,840	1,030,110	95.5
Total	$1,123,224	$1,096,868	100.0%	$1,103,185	$1,078,117	100.0%
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
The following tables present the fair value hierarchy of investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,564	$1,074,502	$1,078,066	$—	$3,611	$1,057,549	$1,061,160
Second Lien Debt	—	965	8,636	9,601	—	963	7,009	7,972
Other Securities	—	—	9,201	9,201	—	—	8,985	8,985
Total	$—	$4,529	$1,092,339	$1,096,868	$—	$4,574	$1,073,543	$1,078,117
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,057,549	$7,009	$8,985	$1,073,543
Purchases of investments	50,051	1,500	15	51,566
Proceeds from principal repayments and sales of investments	(32,764)	—	—	(32,764)
Accretion of discount/amortization of premium	960	3	—	963
Payment-in-kind	150	—	69	219
Net change in unrealized appreciation (depreciation)	(1,507)	124	132	(1,251)
Net realized gains (losses)	63	—	—	63
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$1,074,502	$8,636	$9,201	$1,092,339

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$(1,507)	$124	$132	$(1,251)

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

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,069,951	Yield Analysis	Discount Rate	8.97%	20.19%	10.93%
Investments in first lien debt	4,551	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,074,502
Investments in second lien debt	8,636	Yield Analysis	Discount Rate	11.66%	14.30%	12.42%
Investments in other securities:
Other debt	200	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	403	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	4,197	Income Approach	Discount Rate	12.19%	15.54%	14.07%
Preferred equity	150	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	4,251	Market Approach	EBITDA Multiple	8.10x	19.60x	14.48x
Total investments in other securities	9,201
Total investments	$1,092,339

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,038,692	Yield Analysis	Discount Rate	9.20%	20.44%	11.07%
Investments in first lien debt	18,857	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,057,549
Investments in second lien debt	7,009	Yield Analysis	Discount Rate	12.14%	15.30%	13.36%
Investments in other securities:
Other debt	124	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	399	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	3,894	Income Approach	Discount Rate	12.20%	15.54%	14.10%
Preferred equity	170	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	4,398	Market Approach	EBITDA Multiple	8.10x	18.70x	13.90x
Total investments in other securities	8,985
Total investments	$1,073,543
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
Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s credit facility is estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$619,673	$619,673	$591,307	$591,307
Total	$619,673	$619,673	$591,307	$591,307

The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, which was subsequently amended on August 18, 2021, November 24, 2021, June 10, 2022 and March 31, 2023, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of March 31, 2023, of up to $900,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2023 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2023, the interest charged on the JPM Funding Facility is based on SOFR, SONIA, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$10,879	$3,242
Facility unused commitment fees	1,274	466
Amortization of deferred financing costs	1,067	402
Total	$13,220	$4,110
Weighted average interest rate (excluding unused fees and financing costs)	7.04%	2.59%
Weighted average outstanding balance	$618,224	$501,189
For the three months ended March 31, 2023 and March 31, 2022, the Company borrowed $45,000 and $37,000, respectively, under the JPM Funding Facility. For the three months ended March 31, 2023 and March 31, 2022, the Company repaid $16,634 and $18,000, respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$619,673	$280,327	$1,000,000	$591,307	$408,693
Total	$900,000	$619,673	$280,327	$1,000,000	$591,307	$408,693
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
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
As of March 31, 2023 and December 31, 2022, the Company had $112,497 and $140,889 of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of March 31, 2023 and December 31, 2022, the Company had $668,800 and $668,800 in total capital commitments from common stockholders, of which $129,300 and $129,300 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(23,681)	$4,807
Net investment income (loss) after taxes	17,645	52,004
Accumulated realized gain (loss)	63	202
Net unrealized appreciation (depreciation)	(1,288)	(28,306)
Dividends declared	(16,533)	(52,392)
Tax reclassifications to equity of holders of Common Stock	—	4
Net distributable earnings (accumulated losses), end of period	$(23,794)	$(23,681)
For the three months ended March 31, 2023 and for the three months ended March 31, 2022, the Company did not issue any shares or call any capital.
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2023 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517
Total Distributions			$0.64	$16,517
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
Total Distributions			$0.62	$12,551
During the three months ended March 31, 2023, the Company accrued $16 of dividends to holders of the Series A Preferred Stock, of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2022, the Company accrued $16 of dividends to holders of the Series A Preferred Stock of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$16,404	$10,729
Weighted average shares outstanding	25,807,951	20,244,075
Basic and diluted earnings (loss) per common share	$0.64	$0.53

(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Share Data:(1)
Net asset value, beginning of period	$19.98	$21.20
Net investment income (loss)	0.68	0.57
Net unrealized and realized gain (loss)(2)	(0.04)	(0.04)
Net increase (decrease) in net assets resulting from operations	0.64	0.53
Dividends declared	(0.64)	(0.62)
Issuance of common stock	—	—
Total increase (decrease) in net assets	—	(0.09)
Net asset value per common share, end of period	$19.98	$21.11
Common shares outstanding, end of period	25,807,951	20,244,075
Total return based on net asset value(3)	3.20%	2.50%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$515,598	$427,381
Weighted average common shares outstanding	25,807,951	20,244,075
Ratio of total expenses to average net assets(4)	10.84%	4.55%
Ratio of net investment income to average net assets(4)	13.66%	10.77%
Ratio of total contributed capital to total committed capital, end of period	80.67%	65.10%
Asset coverage ratio	183.13%	181.73%
Portfolio turnover rate	2.99%	1.84%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share.
(4)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued.

On May 3, 2023, in connection with the extension of the Investment Period, the reinvestment period and termination date of the JPM Funding Facility was each extended one year to December 3, 2024 and December 3, 2026, respectively.

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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19, also referred to as the “Coronavirus” pandemic;
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System (“Federal Reserve”);
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in the supply chain on our portfolio companies
•our contractual arrangements and relationships with third parties;
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
•our ability to maintain our qualification as a business development company (“BDC” and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors,” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current Reports on Form 8-K.
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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically the London Interbank Offer Rate, or LIBOR, and currently the Secured Overnight Financing Rate, or SOFR).
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, recent events in the regional bank sector and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”) ; (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement (“the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of March 31, 2023

As of March 31, 2023 we had investments in 131 portfolio companies across 28 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. The weighted average total yield of investments in debt securities at amortized cost was 11.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023.

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

Our portfolio as of March 31, 2023 and December 31, 2022 is presented below:

	As of
	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,104,281	$1,078,066	98.3%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,884	9,601	0.9	8,381	7,972	0.7
Other Securities	9,059	9,201	0.8	8,975	8,985	0.8
Total	$1,123,224	$1,096,868	100.0%	$1,103,185	$1,078,117	100.0%
Our investment activities for the three months ended March 31, 2023 and March 31, 2022 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended
	March 31, 2023	March 31, 2022
New Investments Committed
Gross Principal Balance(1)	$42,434	$50,792
Less: Syndications	—	—
Net New Investments Committed	42,434	50,792
Investments, at Cost
Investments, beginning of period	1,103,185	885,827
New investments purchased	51,564	69,324
Net accretion of discount on investments	968	723
Payment-in-kind	219	85
Net realized gain (loss) on investments	63	64
Investments sold or repaid	(32,775)	(16,813)
Investments, end of period	1,123,224	939,210
Amount of investments funded, at principal
First lien debt investments	51,844	70,197
Second lien debt investments	1,500	—
Other securities(2)	15	—
Total	53,359	70,197
Amount of investments sold/fully repaid, at principal
First lien debt investments	25,388	10,907
Total	$25,388	$10,907
Weighted average yield on debt investments, at cost(3)	11.2%	7.0%
Weighted average yield on debt investments, at fair value(3)	11.5%	7.0%
Number of portfolio companies	131	91
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)	Represents dollar amount of other securities funded.
(3)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,091,841	99.5	129	1,074,987	99.7	125
Risk rating 3	5,027	0.5	2	3,130	0.3	1
Risk rating 4	—	—	—	—	—	—
	$1,096,868	100.0%	131	$1,078,117	100.0%	126

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Total investment income	$31,643	$16,328
Less: Net expenses	13,975	4,848
Net investment income (loss)	17,668	11,480
Less: Excise tax expense	23	—
Net investment income (loss) after taxes	17,645	11,480
Net change in unrealized appreciation (depreciation)	(1,288)	(799)
Net realized gain (loss)	63	64
Net increase (decrease) in net assets resulting from operations	16,420	10,745
Preferred Stock dividend	(16)	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$16,404	$10,729
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income	$30,971	$15,754
Payment-in-kind interest income	146	59
Dividend income	139	60
Other income	387	455
Total investment income	$31,643	$16,328
The increase in total investment income from $16,328 for the three months ended March 31, 2022 to $31,643 for the three months ended March 31, 2023 was primarily driven by our deployment of capital and rising LIBOR and SOFR rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $941,649 as of March 31, 2022 to $1,096,868 as of March 31, 2023. As of such dates, all of our senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of March 31, 2023 was $500.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2023 and March 31, 2022, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Expenses:
Interest expense and other financing expenses	$13,220	$4,110
Management fees	337	265
Professional fees	313	278
Directors’ fees	51	51
General and other expenses	54	144
Total expenses	$13,975	$4,848
Excise tax expense	$23	$—

Interest Expense

Interest expense and other financing expenses increased from $4,110 for the three months ended March 31, 2022 to $13,220 for the three months ended March 31, 2023. The increase was primarily driven by approximately $618,224 of average borrowings at an average effective interest rate of 7.04% during the three months ended March 31, 2023 as compared to approximately $501,189 of average borrowings at an average effective interest rate, of 2.59% for the three months ended March 31, 2022.

Management Fees

Management fees, were $337 and $265 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called.

Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock and Series A Preferred Stock.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

For the three months ended March 31, 2023 and March 31, 2022, the Company accrued $23 and $0, respectively, of U.S. federal excise taxes.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$63	$64
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,288)	(799)
Net realized and unrealized gains (losses)	$(1,225)	$(735)
.For the three months ended March 31, 2023 and March 31, 2022, net realized gain on our investments was $63 and $64, respectively, driven by the sale of debt investments in our portfolio.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three months ended March 31, 2023, net change in unrealized depreciation on our investments of $1,288 was primarily driven by the net decreases of valuations of our debt and equity investments as a result of the volatile credit environment. For the three months ended March 31, 2022, net change in unrealized depreciation on our investments of $799, respectively, was primarily driven by the net decreases of valuations of our debt and equity investments in a largely widening credit spread environment. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of March 31, 2023, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2023, we had approximately $57,605 of cash, which taken together with our approximately $280,327 of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $129,300 of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments.
Equity
As of March 31, 2023, we had received aggregate capital commitments of approximately $668,800. For the three months ended March 31, 2023 and March 31, 2022, the Company did not issue any shares or call any capital.
In accordance with the terms of the Subscription Agreement, the Adviser extended the Investment Period for an additional one-year period such that the Investment Period will expire on October 9, 2024. In addition, the Adviser exercised its discretion to extend the Company's term, such that the Term will expire on October 9, 2028.
Distributions
Common Stock
The following table summarizes our distributions declared and payable to holders of the Common Stock for the three months ended March 31, 2023 and March 31, 2022 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	12.8%	$16,517
Total Distributions			$0.64		$16,517

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
Total Distributions			$0.62		$12,551

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.

Preferred Stock
For the three months ended March 31, 2023 and March 31, 2022, we accrued $16 and $16, respectively, of dividends to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$619,673	$280,327	$1,000,000	$591,307	$408,693
Total	$900,000	$619,673	$280,327	$1,000,000	$591,307	$408,693
For additional information on our debt obligations, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 6. Debt.”
RECENT DEVELOPMENTS
Subsequent to March 31, 2023 through May 11, 2023, we have closed approximately $9.2 million of new/add-on investments. Of these new commitments, approximately $9.2 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of inflation on valuations and the operations of potential portfolio companies.

On May 3, 2023, in connection with the extension of the Investment Period, the reinvestment period and termination date of the JPM Funding Facility was each extended one year to December 3, 2024 and December 3, 2026, respectively.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio should be read in connection with our financial statements in Part I, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I. Item 1A. Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in the Form 10-K.
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
As of March 31, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$33,938	$(18,590)	$15,348
Up 200 basis points	$22,625	$(12,393)	$10,232
Up 100 basis points	$11,313	$(6,197)	$5,116
Down 100 basis points	$(11,313)	$6,197	$(5,116)
Down 200 basis points	$(22,625)	$12,393	$(10,232)
Down 300 basis points	$(33,938)	$18,590	$(15,348)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings

The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator, is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.

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

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we, or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2023, as part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

On May 8, 2023, Thomas P. Torrisi notified the Board of Directors of his resignation as the Company’s interim Chief Compliance Officer, effective as of the close of business on May 8, 2023. Mr. Torrisi’s resignation is not a result of any disagreement with the Company.

On May 8, 2023, the Board of Directors appointed Gauranga Pal as Chief Compliance Officer of the Company effective immediately.

Effective May 8, 2023, the Company amended and restated its bylaws (the “Amended and Restated Bylaws”) to conform to recent changes to the Delaware General Corporation Law that eliminated the requirements for Delaware corporations to make stockholder lists available for inspection during a meeting of stockholders. The Amended and Restated Bylaws were approved by the Board of Directors.
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Amended and Restated Bylaws
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

May 11, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

May 11, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)