Form 10-Q
period 2023-06-30
SL Investment Corp.
filed 2023-08-10
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 10, 2023, there was no established public market for the registrant’s common stock.
As of August 10, 2023, the Registrant had 27,281,428 shares of common stock, $0.001 par value per share, outstanding.

SL Investment Corp.

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of SL Investment Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments as of June 30, 2023, and the related consolidated statements of operations, changes in net assets for the three-month and six-month periods ended June 30, 2023, and 2022, and cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, NY
August 10, 2023

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,133,053 and $1,103,185 at June 30, 2023 and December 31, 2022, respectively)	$1,110,931	$1,078,117
Cash	32,387	25,116
Deferred financing costs	6,759	6,070
Subscription receivable	—	18,597
Interest and dividend receivable from non-controlled/non-affiliated investments	8,907	7,712
Receivable for investments sold/repaid	703	228
Prepaid expenses and other assets	60	17
Total assets	1,159,747	1,135,857

Liabilities
Debt	576,173	591,307
Payable for investments purchased	55	39
Payable to affiliates (Note 3)	657	1,167
Financing costs payable	963	1,664
Dividends payable	18,551	14,285
Management fees payable	347	325
Interest payable	11,236	9,710
Accrued expenses and other liabilities	1,355	1,128
Total liabilities	609,337	619,625

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 27,281,428 and 25,807,951 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	27	26
Paid-in capital in excess of par value of Common Stock	569,365	539,366
Net distributable earnings (accumulated losses)	(19,503)	(23,681)
Total net assets	550,410	516,232
Total liabilities and net assets	$1,159,747	$1,135,857
Net asset value per common share	$20.16	$19.98

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$31,244	$17,446	$62,215	$33,200
Payment-in-kind interest income	217	60	363	119
Dividend income	138	66	277	126
Other income	367	437	754	892
Total investment income	31,966	18,009	63,609	34,337

Expenses:
Interest expense and other financing expenses	12,490	5,540	25,710	9,650
Management fees	347	278	684	543
Professional fees	380	238	693	516
Directors’ fees	52	52	103	103
General and other expenses	74	302	128	446
Total expenses	13,343	6,410	27,318	11,258
Net investment income (loss) before taxes	18,623	11,599	36,291	23,079
Excise tax expense	—	—	23	—
Net investment income (loss) after taxes	18,623	11,599	36,268	23,079

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	1	151	64	215
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	4,234	(14,296)	2,946	(15,095)
Net realized and unrealized gains (losses)	4,235	(14,145)	3,010	(14,880)
Net increase (decrease) in net assets resulting from operations	22,858	(2,546)	39,278	8,199
Preferred Stock dividend	(15)	(16)	(31)	(32)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$22,843	$(2,562)	$39,247	$8,167
Per common share information—basic and diluted
Net investment income (loss) per common share	$0.70	$0.55	$1.38	$1.11
Earnings (loss) per common share	$0.86	$(0.12)	$1.50	$0.39
Weighted average common shares outstanding (Note 9)	26,617,554	21,248,667	26,214,989	20,749,146

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net assets at beginning of period	$516,119	$427,902	$516,232	$429,724
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	18,623	11,599	36,268	23,079
Net realized gain (loss)	1	151	64	215
Net change in unrealized appreciation (depreciation)	4,234	(14,296)	2,946	(15,095)
Net increase (decrease) in net assets resulting from operations	22,858	(2,546)	39,278	8,199

Capital transactions:
Issuance of Common Stock	30,000	40,000	30,000	40,000
Dividends declared on Preferred Stock and Common Stock	(18,567)	(12,176)	(35,100)	(24,743)
Net increase (decrease) in net assets resulting from capital transactions	11,433	27,824	(5,100)	15,257
Total increase (decrease) in net assets	34,291	25,278	34,178	23,456
Net assets at end of period	$550,410	$453,180	$550,410	$453,180

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$39,278	$8,199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(2,946)	15,095
Net realized (gain) loss on investments	(64)	(215)
Net accretion of discount and amortization of premium on investments	(1,913)	(1,929)
Payment-in-kind interest and dividend capitalized	(676)	(238)
Amortization of deferred financing costs	1,561	762
Purchases of investments and change in payable for investments purchased	(76,481)	(157,748)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold.	48,808	68,409
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,195)	(1,716)
(Increase) decrease in prepaid expenses and other assets	(43)	36
(Decrease) increase in payable to affiliates	(510)	(614)
(Decrease) increase in management fee payable	22	64
(Decrease) increase in interest payable	1,526	2,223
(Decrease) increase in accrued expenses and other liabilities	227	(681)
Net cash provided by (used in) operating activities	7,594	(68,353)

Cash flows from financing activities:
Borrowings on debt	47,000	125,000
Repayments on debt	(62,135)	(80,000)
Proceeds from issuance of Common Stock and change in subscription receivable	48,597	73,190
Deferred financing costs paid	(2,951)	(1,153)
Dividends paid in cash	(30,834)	(23,856)
Net cash provided by (used in) financing activities	(323)	93,181
Net increase (decrease) in cash	7,271	24,828
Cash, beginning of period	25,116	20,232
Cash, end of period	$32,387	$45,060

Supplemental information and non-cash activities:
Excise Tax Paid	$26	$45
Interest expense paid	$22,623	$5,531
Accrued but unpaid dividends	$18,551	$12,160
Accrued but unpaid deferred financing costs	$—	$661
The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(4) (5) (6)	S +	5.00%	10.34%	12/22/2026	12,048	$11,858	$11,814	2.15%
Jonathan Acquisition Company	(4) (6) (12)	S +	5.00%	10.34%	12/22/2025	1,236	1,212	1,198	0.22
Mantech International CP	(4) (5) (7)	S +	5.75%	10.80%	09/14/2029	10,719	10,522	10,637	1.93
Mantech International CP	(4) (7) (12)	S +	5.75%	10.80%	09/14/2029	—	(23)	(20)	—
Mantech International CP	(4) (7) (12)	S +	5.75%	10.80%	09/14/2028	—	(28)	(12)	—
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.64%	04/22/2027	7,774	7,720	7,626	1.39
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.64%	04/22/2027	7,829	7,716	7,679	1.40
PCX Holding Corp.	(4) (6) (12)	S +	6.25%	11.64%	04/22/2027	238	233	223	0.04
Two Six Labs, LLC	(4) (5) (7)	S +	5.50%	10.74%	08/20/2027	4,673	4,604	4,588	0.83
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.74%	08/20/2027	903	883	870	0.16
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.74%	08/20/2027	—	(12)	(17)	—
							44,685	44,586	8.10
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	S +	6.00%	11.24%	06/11/2027	2,376	2,336	2,324	0.42
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	5.00%	10.39%	12/30/2026	14,616	14,509	14,136	2.57
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	10.39%	12/30/2026	1,553	1,535	1,501	0.27
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	10.39%	12/30/2025	—	(9)	(43)	(0.01)
RoadOne IntermodaLogistics	(4) (6)	S +	6.25%	11.12%	12/30/2028	632	614	610	0.11
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.12%	12/30/2028	49	46	44	0.01
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.12%	12/30/2028	8	4	3	—
							19,035	18,575	3.37
Automobile Components
Continental Battery Company	(4) (5) (6)	S +	6.75%	11.89%	01/20/2027	6,156	6,063	5,432	0.99
Randy's Holdings, Inc.	(4) (5) (6)	S +	6.50%	11.53%	11/01/2028	2,500	2,431	2,449	0.44
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.53%	11/01/2028	—	(11)	(17)	—
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.53%	11/01/2028	63	54	56	0.01
Sonny's Enterprises, LLC	(4) (6)	S +	6.75%	11.96%	08/05/2028	20,080	19,800	19,538	3.55
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	11.96%	08/05/2028	—	(7)	(7)	—
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	11.96%	08/05/2027	—	(6)	(6)	—
Spectrum Automotive Holdings Corp.	(4) (5) (7)	S +	5.75%	11.25%	06/29/2028	10,084	9,968	9,682	1.76
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.25%	06/29/2028	2,311	2,283	2,199	0.40
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.25%	06/29/2027	—	(4)	(15)	—
							40,571	39,311	7.14

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.45%	02/28/2025	8,842	$8,755	$8,699	1.58%
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.45%	02/28/2025	1,548	1,533	1,523	0.28
ARI Network Services, Inc.	(4) (7) (12)	S +	5.25%	10.45%	02/28/2025	753	741	732	0.13
Summit Buyer, LLC	(4) (5) (6)	S +	5.25%	10.45%	01/14/2026	9,432	9,314	9,174	1.67
Summit Buyer, LLC	(4) (6)	S +	5.25%	10.45%	01/14/2026	13,776	13,598	13,400	2.43
Summit Buyer, LLC	(4) (6) (12)	S +	5.25%	10.45%	01/14/2026	—	(12)	(28)	(0.01)
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.59%	12/02/2025	16,178	15,988	15,846	2.88
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.59%	12/02/2025	1,481	1,462	1,450	0.26
							51,379	50,796	9.23
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	S +	5.50%	10.71%	04/27/2027	6,378	6,334	6,265	1.14
GraphPad Software, LLC	(4) (6) (12)	S +	5.50%	10.71%	04/27/2027	—	(5)	(13)	—
							6,329	6,252	1.14
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S +	5.75%	10.84%	12/22/2027	1,525	1,499	1,476	0.27
V Global Holdings, LLC	(4) (7) (12)	S +	5.75%	10.84%	12/22/2025	52	49	45	0.01
							1,548	1,521	0.28
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	9.93%	12/23/2026	7,368	7,278	7,338	1.33
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	9.93%	12/23/2026	2,364	2,341	2,354	0.43
365 Retail Markets, LLC	(4) (6) (12)	S +	4.75%	9.93%	12/23/2026	—	(14)	(5)	—
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	12.40%	12/09/2029	840	816	823	0.15
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S +	7.25%	12.40%	12/09/2028	—	(2)	(2)	—
BPG Holdings IV Corp.	(4) (5) (7)	S +	6.00%	11.24%	07/29/2029	9,578	8,988	9,188	1.67
Encore Holdings, LLC	(4) (5) (7)	S +	4.50%	10.04%	11/23/2028	9,201	9,070	9,137	1.66
Encore Holdings, LLC	(4) (5) (7) (12)	S +	4.50%	10.04%	11/23/2028	11,520	11,317	11,395	2.07
Encore Holdings, LLC	(4) (7) (12)	S +	4.50%	10.04%	11/23/2027	—	(35)	(19)	—
Energy Labs Holdings Corp.	(4) (5) (6)	S +	5.25%	10.50%	04/07/2028	386	381	377	0.07
Energy Labs Holdings Corp.	(4) (6)	S +	5.25%	10.50%	04/07/2028	37	36	36	0.01
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	10.50%	04/07/2028	10	9	9	—
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.79%	12/15/2028	16,498	16,226	16,301	2.96
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.79%	12/15/2028	3,587	3,527	3,544	0.64
FLS Holding, Inc.	(4) (6) (9) (12)	S +	5.25%	10.79%	12/17/2027	—	(21)	(17)	—
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.60%	07/15/2027	12,936	12,774	12,587	2.29
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.60%	07/15/2027	4,190	4,126	4,076	0.74
PDFTron Systems, Inc.	(4) (6) (9) (12)	S +	5.50%	10.60%	07/15/2026	2,200	2,160	2,111	0.38

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	S +	5.00%	10.17%	12/20/2028	15,635	$15,377	$14,956	2.72%
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	S +	5.00%	10.17%	12/20/2028	—	(25)	(138)	(0.03)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	S +	5.00%	10.17%	12/20/2028	—	(13)	(41)	(0.01)
Sherlock Buyer Corp.	(4) (5) (7)	S +	5.75%	11.09%	12/08/2028	18,460	18,156	18,231	3.31
Sherlock Buyer Corp.	(4) (7) (12)	S +	5.75%	11.09%	12/08/2028	—	(42)	(67)	(0.01)
Sherlock Buyer Corp.	(4) (7) (12)	S +	5.75%	11.09%	12/08/2027	—	(32)	(27)	—
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S +	6.75%	11.99%	12/28/2029	2,079	2,019	2,060	0.37
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	11.99%	12/28/2029	—	(8)	(4)	—
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	11.99%	12/28/2028	71	60	67	0.01
Sweep Purchaser, LLC	(4) (5) (6)	L +	5.75%	11.09%	11/30/2026	2,887	2,851	2,779	0.50
Sweep Purchaser, LLC	(4) (5) (6) (12)	L +	5.75%	11.09%	11/30/2026	1,968	1,942	1,890	0.34
Sweep Purchaser, LLC	(4) (6) (12)	L +	5.75%	11.09%	11/30/2026	347	342	329	0.06
Tamarack Intermediate, LLC	(4) (5)	S +	5.25%	10.64%	03/13/2028	5,445	5,355	5,197	0.94
Tamarack Intermediate, LLC	(4) (12)	S +	5.25%	10.64%	03/13/2028	149	134	108	0.02
Valcourt Holdings II, LLC	(4) (5) (6)	S +	5.25%	10.64%	01/07/2027	12,573	12,410	12,497	2.27
Valcourt Holdings II, LLC	(4) (6)	S +	5.25%	10.64%	01/07/2027	2,275	2,247	2,261	0.41
VRC Companies, LLC	(4) (5) (7)	S +	5.75%	10.72%	06/29/2027	26,702	26,409	26,296	4.78
VRC Companies, LLC	(4) (7) (12)	S +	5.75%	10.72%	06/29/2027	2,654	2,619	2,610	0.47
VRC Companies, LLC	(4) (7) (12)	S +	5.75%	10.72%	06/29/2027	—	(7)	(11)	—
							168,771	168,226	30.56
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	S +	5.50%	10.65%	10/19/2028	14,587	14,352	14,128	2.57
KPSKY Acquisition, Inc.	(4) (5) (7) (12)	S +	5.50%	10.65%	10/19/2028	2,657	2,605	2,548	0.46
Superman Holdings, LLC	(4) (6)	S +	5.75%	10.99%	08/31/2027	404	394	394	0.07
Superman Holdings, LLC	(4) (6) (12)	S +	5.75%	10.99%	08/31/2027	—	(1)	(1)	—
							17,350	17,069	3.10
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	S +	5.50%	11.00%	12/11/2028	23,369	22,983	22,268	4.05
FORTIS Solutions Group, LLC	(4) (5) (7)	S +	5.50%	10.84%	10/13/2028	8,189	8,058	8,070	1.47
FORTIS Solutions Group, LLC	(4) (5) (7) (12)	S +	5.50%	10.84%	10/13/2028	3,357	3,301	3,308	0.60
FORTIS Solutions Group, LLC	(4) (5) (7) (12)	S +	5.50%	10.84%	10/15/2028	6	—	(9)	—
FORTIS Solutions Group, LLC	(4) (7) (12)	S +	5.50%	10.84%	10/15/2027	154	138	137	0.02
							34,480	33,774	6.14
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S +	5.75%	11.04%	11/30/2026	9,893	9,721	9,667	1.76
48Forty Solutions, LLC	(4) (6) (12)	S +	5.75%	11.04%	11/30/2026	302	279	267	0.05
Avalara, Inc.	(4) (7)	S +	7.25%	12.49%	10/19/2028	2,563	2,508	2,544	0.46

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Avalara, Inc.	(4) (7) (12)	S +	7.25%	12.49%	10/19/2028	—	$(5)	$(2)	—%
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.37%	11/01/2028	15,065	14,942	14,208	2.58
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.37%	11/01/2028	8,382	8,316	7,905	1.44
							35,761	34,589	6.28
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (6)	S +	5.50%	10.74%	07/31/2025	3,127	2,971	2,959	0.54
Apex Service Partners, LLC	(4) (6)	S +	5.50%	10.74%	07/31/2025	3,127	2,966	2,959	0.54
Assembly Intermediate, LLC	(4) (5) (6)	S +	6.50%	11.84%	10/19/2027	8,889	8,752	8,588	1.56
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.50%	11.84%	10/19/2027	1,244	1,218	1,169	0.21
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.50%	11.84%	10/19/2027	—	(13)	(30)	(0.01)
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	11.91%	03/05/2027	712	700	689	0.13
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	11.91%	03/05/2027	—	(40)	(83)	(0.02)
Groundworks, LLC	(4) (5) (6)	S +	6.50%	11.65%	03/14/2030	148	144	145	0.03
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.65%	03/14/2030	—	—	(1)	—
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.65%	03/14/2029	—	—	—	—
Heartland Home Services	(4) (7) (12)	S +	5.75%	10.96%	12/15/2026	1,955	1,939	1,923	0.35
Lightspeed Solution, LLC	(4) (5) (6)	S +	6.50%	11.56%	03/01/2028	3,865	3,802	3,751	0.68
Lightspeed Solution, LLC	(4) (6) (12)	S +	6.50%	11.56%	03/01/2028	123	113	87	0.02
LUV Car Wash Group, LLC	(4) (5) (6) (12)	S +	7.00%	12.04%	12/09/2026	717	710	707	0.13
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	11.65%	07/14/2028	1,681	1,652	1,307	0.24
Magnolia Wash Holdings	(4) (6)	S +	6.50%	11.65%	07/14/2028	315	309	245	0.04
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	11.65%	07/14/2028	39	38	23	—
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.50%	11.65%	10/16/2024	18,761	18,698	18,600	3.38
Mammoth Holdings, LLC	(4) (6) (12)	S +	6.50%	11.65%	10/16/2024	—	(1)	(3)	—
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	11.72%	07/25/2028	1,428	1,403	1,391	0.25
Spotless Brands, LLC	(4) (6)	S +	6.50%	11.72%	07/25/2028	270	265	263	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	11.72%	07/25/2028	—	(1)	(1)	—
							45,625	44,688	8.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	5.75%	10.89%	07/06/2028	1,743	1,712	1,693	0.31
Abracon Group Holdings, LLC	(4) (7) (12)	S +	5.75%	10.89%	07/06/2028	94	91	85	0.02
Abracon Group Holdings, LLC	(4) (7) (12)	S +	5.75%	10.89%	07/06/2028	—	(2)	(4)	—
Dwyer Instruments, Inc.	(4) (5) (7)	S +	5.75%	11.09%	07/21/2027	2,537	2,494	2,471	0.45
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.09%	07/21/2027	—	(5)	(17)	—
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.09%	07/21/2027	83	78	75	0.01
Infinite Bidco, LLC	(4) (8)	S +	6.25%	11.27%	03/02/2028	4,717	4,585	4,614	0.84
							8,953	8,917	1.62

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Financial Services
Applitools, Inc.	(4) (7) (9)	S +	6.25% PIK	11.35% PIK	05/25/2029	1,560	$1,539	$1,494	0.27%
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	11.35%	05/25/2028	—	(3)	(9)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	11.85%	12/29/2029	1,733	1,683	1,717	0.31
Cerity Partners, LLC	(4) (7) (12)	S +	6.75%	11.85%	12/29/2029	547	473	523	0.10
SitusAMC Holdings Corp.	(4) (5) (7)	S +	5.50%	10.84%	12/22/2027	7,110	7,054	6,945	1.26
Smarsh, Inc.	(4) (5) (7)	S +	6.50%	11.84%	02/16/2029	4,286	4,213	4,158	0.76
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.84%	02/16/2029	536	522	504	0.09
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.84%	02/16/2029	—	(4)	(8)	—
							15,477	15,324	2.78
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	S +	7.25% (incl. 1.00% PIK)	11.84%	12/18/2025	3,613	3,574	3,182	0.58
Health Care Equipment & Supplies
Performance Health & Wellness	(4) (5) (6)	S +	6.00%	10.97%	07/12/2027	4,028	3,969	3,917	0.71
PerkinElmer U.S., LLC	(4) (5) (6)	S +	6.75%	11.99%	03/13/2029	583	566	567	0.10
							4,535	4,484	0.81
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (7)	S +	6.41%	11.65%	04/03/2028	4,874	4,821	4,838	0.88
DCA Investment Holdings, LLC	(4) (5) (7) (12)	S +	6.41%	11.65%	04/03/2028	1,356	1,333	1,344	0.24
DCA Investment Holdings, LLC	(4) (7)	S +	6.50%	11.79%	04/03/2028	86	85	85	0.02
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S +	6.50%	11.89%	09/22/2026	752	746	747	0.14
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.89%	09/22/2026	206	204	204	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.89%	09/22/2026	—	—	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	9.95%	12/10/2026	3,856	3,828	3,819	0.69
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	9.95%	12/10/2026	8,729	8,668	8,645	1.57
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	4.75%	9.95%	12/10/2026	—	(5)	(7)	—
iCIMS, Inc.	(4) (5) (7)	S +	7.25%	12.38%	08/18/2028	1,433	1,410	1,422	0.26
iCIMS, Inc.	(4) (5) (7)	S +	7.25%	12.38%	08/18/2028	187	186	186	0.03
iCIMS, Inc.	(4) (7) (12)	S +	7.25%	12.38%	08/18/2028	—	—	—	—
iCIMS, Inc.	(4) (7) (12)	S +	7.25%	12.38%	08/18/2028	3	3	3	—
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	11.70%	08/21/2026	933	910	879	0.16
Intelerad Medical Systems Incorporated	(4) (6) (9) (12)	S +	6.50%	11.70%	05/31/2028	28	27	27	—
Pareto Health Intermediate Holdings, Inc.	(4) (7)	S +	6.50%	11.74%	05/01/2030	1,047	1,025	1,025	0.19
Pareto Health Intermediate Holdings, Inc.	(4) (7) (12)	S +	6.50%	11.74%	05/01/2029	—	(2)	(2)	—
PPV Intermediate Holdings, LLC	(4) (7)	S +	5.75%	10.89%	08/31/2029	994	955	955	0.17
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.25%	09/01/2027	3,869	3,811	3,777	0.69

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	S +	6.00%	11.25%	09/01/2027	603	$588	$569	0.10%
Southern Veterinary Partners, LLC	(4) (5) (6)	S +	5.50%	10.68%	10/05/2027	283	278	274	0.05
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	S +	5.75%	11.09%	01/02/2029	4,320	4,266	4,189	0.76
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.75%	11.09%	01/02/2029	745	733	707	0.13
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.75%	11.09%	12/30/2026	125	118	106	0.02
Suveto	(4) (5) (7) (12)	S +	4.25%	9.45%	09/09/2027	4,968	4,927	4,747	0.86
Suveto	(4) (7) (12)	S +	4.25%	9.45%	09/09/2027	143	136	125	0.02
Vardiman Black Holdings, LLC	(4) (5) (8)	S +	7.00%	12.26%	03/18/2027	2,263	2,245	2,127	0.39
Vardiman Black Holdings, LLC	(4) (8)	S +	7.00%	12.26%	03/18/2027	2,686	2,665	2,525	0.46
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S +	5.50%	10.89%	03/23/2028	494	483	476	0.09
							44,444	43,792	7.96
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.50%	02/03/2026	4,201	4,137	4,166	0.76
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.50%	02/03/2026	3,321	3,265	3,293	0.60
							7,402	7,459	1.36
Industrial Conglomerates
Raptor Merger Sub Debt, LLC	(4) (5) (7)	S +	6.75%	11.99%	04/01/2029	13,884	13,501	13,628	2.48
Raptor Merger Sub Debt, LLC	(4) (7) (12)	S +	6.75%	11.99%	04/01/2028	209	182	190	0.03
							13,683	13,818	2.51
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.25%	11.59%	10/29/2028	18,321	18,099	17,074	3.10
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.25%	11.59%	10/29/2028	3,985	3,939	3,713	0.67
Foundation Risk Partners Corp.	(4) (7) (12)	S +	6.25%	11.59%	10/29/2027	—	(21)	(133)	(0.02)
Galway Borrower, LLC	(4) (7)	S +	5.25%	10.65%	09/29/2028	15,936	15,678	15,381	2.79
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.65%	09/29/2028	75	38	(24)	—
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.65%	09/30/2027	—	(12)	(32)	(0.01)
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	S +	5.25%	10.45%	11/25/2026	6,129	6,072	6,068	1.10
High Street Buyer, Inc.	(4) (5) (7)	S +	6.00%	11.39%	04/14/2028	4,261	4,197	4,232	0.77
High Street Buyer, Inc.	(4) (5) (7)	S +	6.00%	11.39%	04/14/2028	17,110	16,851	16,994	3.09
High Street Buyer, Inc.	(4) (7) (12)	S +	6.00%	11.39%	04/16/2027	—	(12)	(6)	—
Integrity Marketing Acquisition, LLC	(4) (5) (7)	S +	6.05%	11.41%	08/27/2025	394	386	386	0.07
Integrity Marketing Acquisition, LLC	(4) (5) (6) (12)	S +	6.05%	11.41%	08/27/2025	24,474	24,287	23,972	4.36
Integrity Marketing Acquisition, LLC	(4) (5) (7) (12)	S +	6.05%	11.41%	08/27/2025	7,373	7,315	7,219	1.31
Integrity Marketing Acquisition, LLC	(4) (7) (12)	S +	6.05%	11.41%	08/27/2025	—	(2)	(2)	—
Keystone Agency Investors	(4) (5) (6)	S +	5.75%	11.14%	05/03/2027	2,628	2,596	2,591	0.47
Keystone Agency Investors	(4) (5) (6)	S +	5.75%	11.14%	05/03/2027	3,184	3,147	3,140	0.57
Long Term Care Group, Inc.	(4) (5) (7)	S +	6.00%	11.29%	09/08/2027	1,975	1,943	1,579	0.29

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Oakbridge Insurance Agency, LLC	(4) (5) (6)	S +	5.75%	10.95%	12/31/2026	1,075	$1,060	$1,056	0.19%
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	10.95%	12/31/2026	121	117	113	0.02
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	10.95%	12/31/2026	24	23	23	—
Patriot Growth Insurance Services, LLC	(4) (7) (12)	S +	5.75%	11.06%	10/14/2028	356	349	342	0.06
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	6.00%	11.22%	11/01/2028	7,659	7,595	7,434	1.35
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	6.00%	11.22%	11/01/2028	2,757	2,731	2,676	0.49
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	S +	6.00%	11.22%	11/01/2027	—	(2)	(10)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	10.85%	10/30/2026	10,482	10,406	10,308	1.87
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	10.96%	04/01/2026	14,828	14,590	13,912	2.53
World Insurance Associates, LLC	(4) (5) (6)	S +	6.75%	11.96%	04/01/2026	1,000	965	965	0.18
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	10.96%	04/01/2026	11,594	11,436	10,877	1.98
World Insurance Associates, LLC	(4) (6) (12)	S +	5.75%	10.96%	04/01/2026	—	(11)	(60)	(0.01)
							153,760	149,788	27.21
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.56%	10/30/2026	9,512	9,387	9,363	1.70
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.56%	10/30/2026	2,228	2,201	2,192	0.40
FMG Suite Holdings, LLC	(4) (5) (6) (12)	S +	5.50%	10.56%	10/30/2026	124	110	106	0.02
Spectrio, LLC	(4) (5) (6)	S +	6.00%	11.26%	12/09/2026	11,262	11,141	10,817	1.97
Spectrio, LLC	(4) (5) (6)	S +	6.00%	11.26%	12/09/2026	4,519	4,503	4,341	0.79
Spectrio, LLC	(4) (6) (12)	S +	6.00%	11.26%	12/09/2026	1,072	1,057	1,020	0.19
Triple Lift, Inc.	(4) (5) (7)	S +	5.50%	10.62%	05/08/2028	11,760	11,584	11,051	2.01
Triple Lift, Inc.	(4) (7) (12)	S +	5.50%	10.62%	05/08/2028	657	633	554	0.10
							40,616	39,444	7.17
IT Services
Atlas Purchaser, Inc.	(5) (7)	L +	5.25%	10.39%	05/08/2028	3,804	3,747	2,510	0.46
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	10.89%	08/04/2027	16,953	16,643	14,922	2.71
Catalis Intermediate, Inc.	(4) (5) (7) (12)	S +	5.50%	10.89%	08/04/2027	3,815	3,732	3,143	0.57
Catalis Intermediate, Inc.	(4) (7) (12)	S +	5.50%	10.89%	08/04/2027	1,634	1,603	1,417	0.26
Donuts, Inc.	(4) (5) (6)	S +	6.00%	11.27%	12/29/2027	9,445	9,357	9,355	1.70
Redwood Services Group, LLC	(4) (5) (7)	S +	6.00%	11.50%	06/15/2029	1,804	1,772	1,762	0.32
Redwood Services Group, LLC	(4) (7)	S +	6.00%	11.50%	06/15/2029	432	427	421	0.08
Syntax Systems Ltd	(4) (5) (7) (9)	L +	5.75%	10.94%	10/29/2028	15,117	14,995	14,576	2.65
Syntax Systems Ltd	(4) (7) (9) (12)	L +	5.75%	10.94%	10/29/2028	—	(31)	(144)	(0.03)
Syntax Systems Ltd	(4) (7) (9) (12)	L +	5.75%	10.94%	10/29/2026	1,069	1,059	1,012	0.18
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.45%	01/22/2027	8,149	8,026	7,873	1.43
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.45%	01/22/2027	6,411	6,324	6,190	1.12
Thrive Buyer, Inc. (Thrive Networks)	(4) (12)	P +	5.00%	13.25%	01/22/2027	227	218	203	0.04

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
UpStack, Inc.	(4) (5) (6)	S +	5.75%	11.08%	08/20/2027	4,152	$4,075	$4,048	0.74%
UpStack, Inc.	(4) (5) (6) (12)	S +	5.50%	11.08%	08/20/2027	2,067	2,017	2,005	0.36
UpStack, Inc.	(4) (6) (12)	S +	5.50%	11.08%	08/20/2027	—	(7)	(9)	—
							73,957	69,284	12.59
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.50%	11/16/2026	19,583	19,437	18,806	3.42
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.50%	11/16/2026	1,671	1,657	1,605	0.29
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S +	5.00%	10.50%	11/16/2026	—	(13)	(65)	(0.01)
							21,081	20,346	3.70
Machinery
Answer Acquisition, LLC	(4) (5) (6)	S +	5.75%	11.14%	12/30/2026	12,805	12,615	12,485	2.27
Answer Acquisition, LLC	(4) (6) (12)	S +	5.75%	11.14%	12/30/2026	250	236	225	0.04
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.38%	07/21/2027	13,915	13,705	13,583	2.47
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.38%	07/21/2027	1,582	1,559	1,543	0.28
MHE Intermediate Holdings, LLC	(4) (6) (12)	S +	6.00%	11.38%	07/21/2027	150	135	124	0.02
							28,250	27,960	5.08
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	S +	4.75%	9.84%	12/22/2027	10,693	10,535	10,016	1.82
AWP Group Holdings, Inc.	(4) (5) (6)	S +	4.75%	9.84%	12/22/2027	3,878	3,835	3,633	0.66
AWP Group Holdings, Inc.	(4) (6) (12)	S +	4.75%	9.84%	12/22/2026	332	315	212	0.04
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S +	4.75%	9.89%	06/26/2026	4,395	4,342	4,317	0.78
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S +	4.75%	9.89%	06/26/2025	422	415	410	0.07
Vessco Midco Holdings, LLC	(4) (5) (6)	L +	4.50%	9.68%	11/02/2026	5,388	5,355	5,348	0.97
Vessco Midco Holdings, LLC	(4) (5) (6)	L +	4.50%	9.68%	11/02/2026	3,511	3,491	3,485	0.63
Vessco Midco Holdings, LLC	(4) (6) (12)	L +	4.50%	9.68%	10/18/2026	258	254	252	0.05
							28,542	27,673	5.03
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S +	5.75%	10.99%	05/25/2029	1,837	1,803	1,822	0.33
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	10.99%	05/25/2029	—	(3)	(2)	—
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	10.99%	05/25/2029	116	113	114	0.02
							1,913	1,934	0.35
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	S +	6.25%	11.48%	03/10/2027	7,938	7,817	7,934	1.44
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	S +	6.25%	11.48%	03/10/2027	832	826	831	0.15
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	S +	6.25%	11.48%	03/10/2027	390	381	390	0.07
Bridgepointe Technologies, LLC	(4) (6)	S +	6.50%	11.89%	12/31/2027	5,731	5,520	5,527	1.00
Bridgepointe Technologies, LLC	(4) (6) (12)	S +	6.50%	11.89%	12/31/2027	1,234	1,085	1,097	0.20

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(4) (5) (6)	S +	5.75%	10.95%	09/30/2026	180	$178	$178	0.03%
Bullhorn, Inc.	(4) (6)	S +	5.75%	10.95%	09/30/2026	10	10	10	—
Bullhorn, Inc.	(4) (6) (12)	S +	5.75%	10.95%	09/30/2026	—	—	—	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	S +	5.75%	10.72%	10/01/2027	8,539	8,410	8,342	1.52
Citrin Cooperman Advisors, LLC	(4) (5) (7) (12)	S +	5.75%	10.72%	10/01/2027	7,787	7,638	7,557	1.37
Citrin Cooperman Advisors, LLC	(4) (5) (7) (12)	S +	5.75%	10.72%	10/01/2027	3,660	3,611	3,575	0.65
KWOR Acquisition, Inc.	(4) (5) (6)	S +	5.25%	10.45%	12/22/2028	869	859	841	0.15
KWOR Acquisition, Inc.	(4) (6) (12)	P +	4.25%	12.50%	12/22/2027	67	66	63	0.01
							36,401	36,345	6.60
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	7,098	7,050	6,907	1.25
Associations, Inc.	(4) (5) (6) (12)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	6,972	6,922	6,774	1.23
Associations, Inc.	(4) (6) (12)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	—	(5)	(21)	—
MRI Software, LLC	(4) (6)	S +	5.50%	10.84%	02/10/2026	2,591	2,583	2,571	0.47
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.84%	02/10/2026	—	(2)	(5)	—
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.84%	02/10/2026	—	—	—	—
Pritchard Industries, LLC	(4) (5) (7)	S +	5.50%	11.09%	10/13/2027	10,887	10,721	10,527	1.91
Pritchard Industries, LLC	(4) (7)	S +	5.50%	11.09%	10/13/2027	2,603	2,562	2,517	0.46
Zarya Intermediate, LLC	(4) (5) (6) (9)	S +	6.50%	11.76%	07/01/2027	9,533	9,533	9,533	1.73
Zarya Intermediate, LLC	(4) (6) (9) (12)	S +	6.50%	11.76%	07/01/2027	140	140	140	0.03
							39,504	38,943	7.08

Software
Alert Media, Inc.	(4) (5) (6)	S +	5.00%	10.02%	04/12/2027	16,250	16,060	15,791	2.87
Alert Media, Inc.	(4) (6)	S +	5.00%	10.02%	04/12/2027	10,000	9,872	9,717	1.77
Alert Media, Inc.	(4) (6) (12)	S +	5.00%	10.02%	04/12/2027	—	—	—	—
Alert Media, Inc.	(4) (6) (12)	S +	5.00%	10.02%	04/10/2026	—	(12)	(29)	(0.01)
Anaplan, Inc.	(4) (7)	S +	6.50%	11.60%	06/21/2029	4,125	4,054	4,094	0.74
Appfire Technologies, LLC	(4) (5) (6)	S +	5.50%	10.70%	03/09/2027	7,769	7,724	7,599	1.38
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	10.70%	03/09/2027	—	(2)	(5)	—
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	10.70%	03/09/2027	—	—	(1)	—
CLEO Communications Holding, LLC	(4) (5) (6)	S +	6.50%	11.75%	06/09/2027	17,142	17,020	16,693	3.03
CLEO Communications Holding, LLC	(4) (6) (12)	S +	6.50%	11.75%	06/09/2027	—	(35)	(140)	(0.03)
Coupa Holdings, LLC	(4) (7)	S +	7.50%	12.60%	02/27/2030	315	308	306	0.06
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.60%	02/27/2030	—	(2)	(4)	—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.60%	02/27/2029	—	$(3)	$(3)	—%
Cyara AcquisitionCo, LLC	(4) (6)	S +	6.75%	12.07%	06/28/2029	936	911	911	0.17
Cyara AcquisitionCo, LLC	(4) (6) (12)	S +	6.75%	12.07%	06/28/2029	—	(2)	(2)	—
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.75%	11.14%	05/22/2026	28,155	28,002	27,944	5.08
GS AcquisitionCo, Inc.	(4) (6)	S +	5.75%	11.14%	05/22/2026	335	333	333	0.06
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.75%	11.14%	05/22/2026	302	296	295	0.05
Gurobi Optimization, LLC	(4) (5) (6)	L +	5.00%	10.39%	12/19/2023	4,341	4,334	4,341	0.79
Gurobi Optimization, LLC	(4) (6) (12)	L +	5.00%	10.39%	12/19/2023	—	(1)	—	—
LegitScript, LLC	(4) (5) (7)	S +	5.25%	10.35%	06/24/2029	4,370	4,293	4,296	0.78
LegitScript, LLC	(4) (7) (12)	S +	5.25%	10.35%	06/24/2029	115	104	95	0.02
LegitScript, LLC	(4) (7) (12)	S +	5.25%	10.35%	06/24/2028	91	80	80	0.01
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	10.83%	07/22/2029	1,299	1,276	1,264	0.23
Montana Buyer, Inc.	(4) (7) (12)	S +	5.75%	10.83%	07/22/2028	—	(2)	(4)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (7)	S +	5.00%	10.30%	06/11/2029	722	716	698	0.13
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.30%	06/11/2029	7	6	—	—
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.30%	06/11/2029	14	14	12	—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	10.37%	04/28/2028	931	923	899	0.16
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.37%	04/28/2028	249	244	228	0.04
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.37%	04/28/2028	—	(1)	(4)	—
Project Leopard Holdings, Inc.	(5) (8) (9)	S +	5.25%	10.45%	07/20/2029	1,035	970	943	0.17
Pound Bidco, Inc.	(4) (5) (6) (9)	L +	6.50%	11.66%	01/30/2026	2,132	2,108	2,128	0.39
Pound Bidco, Inc.	(4) (5) (8) (9) (12)	L +	6.50%	11.66%	01/30/2026	—	(4)	(1)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	L +	6.50%	11.66%	01/30/2026	872	861	861	0.16
Pound Bidco, Inc.	(4) (6) (9) (12)	L +	6.50%	11.66%	01/30/2026	—	—	—	—
Revalize, Inc.	(4) (5) (6)	S +	5.75%	10.95%	04/15/2027	8,715	8,675	8,402	1.53
Revalize, Inc.	(4) (6) (12)	S +	5.75%	10.95%	04/15/2027	—	(1)	(3)	—
Riskonnect Parent, LLC	(4) (7)	S +	5.50%	10.89%	12/07/2028	165	162	162	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	10.89%	12/07/2028	—	(2)	(3)	—
Securonix, Inc.	(4) (5) (7)	S +	6.50%	11.42%	04/05/2028	9,004	8,872	8,657	1.57
Securonix, Inc.	(4) (6) (12)	S +	6.50%	11.42%	04/05/2028	—	(23)	(63)	(0.01)
Skykick, Inc.	(4) (5) (6)	S +	7.25%	12.53%	09/01/2027	2,700	2,649	2,516	0.46
Skykick, Inc.	(4) (6)	S +	7.25%	12.53%	09/01/2027	1,035	1,014	964	0.18
Trunk Acquisition, Inc.	(4) (5) (6)	S +	5.50%	11.14%	02/19/2027	4,503	4,469	4,388	0.80
Trunk Acquisition, Inc.	(4) (6) (12)	S +	5.50%	11.14%	02/19/2026	—	(3)	(11)	—
							126,257	124,344	22.59
Total First Lien Debt							$1,113,883	$1,092,424	198.47%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	9.00%	14.39%	12/30/2027	900	$877	$875	0.16%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(4) (5) (8)	S +	7.00%	12.50%	03/02/2029	3,000	2,990	2,550	0.46
Infinite Bidco, LLC	(4) (8)	S +	7.00%	12.50%	03/02/2029	1,500	1,500	1,275	0.23
							4,490	3,825	0.69
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	13.20%	12/10/2027	360	354	346	0.06
Heartland Veterinary Partners, LLC	(4) (6)	S +	8.00%	13.20%	12/10/2027	140	138	135	0.02
							492	481	0.09
Industrial Conglomerates
Aptean, Inc.	(5) (7)	S +	7.00%	12.20%	04/23/2027	1,050	1,050	966	0.18
IT Services
Idera, Inc.	(4) (5) (7)	S +	6.75%	12.01%	03/02/2029	530	527	523	0.10
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	S +	8.50%	13.84%	11/20/2026	1,000	983	981	0.18
							1,510	1,504	0.28
Software
Flexera Software, LLC	(4) (5) (6)	S +	7.00%	12.22%	03/03/2029	1,500	1,477	1,471	0.27
Total Second Lien Debt							$9,896	$9,122	1.66%

Other Securities
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)		16.25% PIK		06/18/2026	500	500	203	0.04
Fetch Insurance Services, LLC	(4)		12.75% (incl. 3.75% PIK)		10/31/2027	418	407	406	0.07
Total Other Debt							$907	$609	0.11%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	06/24/2022	1,000,000	$1,107	$970	0.18%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	865	863	0.16
Revalize, Inc.	(4) (6) (11)	S +	10.00%	12/14/2021	1,787	2,080	2,036	0.37
RSK Holdings, Inc. (Riskonnect)	(4) (7) (11)	S +	10.50%	07/07/2022	320,600	334	362	0.07
Skykick, Inc.	(4) (11)			08/31/2021	23,665	225	225	0.04
Total Preferred Equity						$4,611	$4,456	0.81%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	$520	$427	0.08%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,233,333	1,233	1,270	0.23
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	54,103	140	265	0.05
Encore Holdings, LLC	(4) (11)			11/23/2021	559	70	118	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	61	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	73	0.01
LUV Car Wash	(4) (11)			4/6/2022	123	123	90	0.02
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	156	0.03
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	339	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	615	0.11
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	239	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195	209	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,000	300	458	0.08
Total Common Equity						$3,756	$4,320	0.78%
Total Other Securities						$9,274	$9,385	1.71%
Total Portfolio Investments						$1,133,053	$1,110,931	201.84%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L” or “LIBOR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 3-month E at 3.58%, 1-month L at 5.22%, 3-month L at 5.55%, the 6-month L at 5.76%, 1-month S at 5.14%, 3-month S at 5.27%, 6-month S at 5.39%, and the P at 8.25%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023 non-qualifying assets represented 6.64% of total assets as calculated in accordance with regulatory requirements.

(10)	Investment was on non-accrual status as of June 30, 2023
(11)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $8,776 or 1.59% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2023:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$1,200	$(5)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	1,206	(28)
ARI Network Services, Inc.	0.50%	Revolver	2/28/2025	545	(9)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	1,563	(99)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	3/10/2027	210	—
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	7/6/2024	223	(6)
Abracon Group Holdings, LLC	0.50%	Revolver	7/6/2028	127	(4)
Alert Media, Inc.	0.50%	Revolver	4/10/2026	1,015	(29)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	750	(19)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	6/13/2024	243	(5)
Appfire Technologies, LLC	0.50%	Revolver	3/9/2027	28	(1)
Applitools, Inc.	0.50%	Revolver	5/25/2028	200	(9)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	978	(33)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	889	(30)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Associations, Inc.	1.00%	Delayed Draw Term Loan	6/10/2024	$421	$(11)
Associations, Inc.	0.50%	Revolver	7/2/2027	797	(21)
Atlas Us Finco, Inc.	0.50%	Revolver	12/9/2028	78	(2)
Avalara, Inc.	0.50%	Revolver	10/19/2028	256	(2)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	2,606	(93)
Bullhorn, Inc.	0.50%	Revolver	9/30/2026	8	—
CLEO Communications Holding, LLC	0.50%	Revolver	6/9/2027	5,358	(140)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	266	(2)
Caerus US 1, Inc.	0.50%	Revolver	5/25/2029	78	(1)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	8/4/2023	1,794	(215)
Catalis Intermediate, Inc.	0.50%	Revolver	8/4/2027	182	(22)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	2,097	(19)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	5/13/2024	2,152	(50)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	8/27/2024	151	(4)
Coupa Holdings, LLC	0.50%	Revolver	2/27/2029	116	(3)
Cyara AcquisitionCo, LLC	0.50%	Revolver	6/28/2029	64	(2)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	160	(1)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	7/1/2024	641	(17)
Dwyer Instruments, Inc.	0.50%	Revolver	7/21/2027	238	(6)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	6,341	(44)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	(19)
Energy Labs Holdings Corp.	0.50%	Revolver	4/7/2028	53	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(17)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	1,001	(16)
FORTIS Solutions Group, LLC	0.50%	Delayed Draw Term Loan	6/24/2024	994	(15)
FORTIS Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,002	(15)
FPG Intermediate Holdco, LLC	0.50%	Delayed Draw Term Loan	8/5/2024	2,500	(84)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	1,959	(133)
GS AcquisitionCo, Inc.	0.50%	Revolver	5/22/2026	604	(5)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,634	(65)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	9/30/2023	3,392	(96)
Galway Borrower, LLC	0.50%	Revolver	9/30/2027	880	(32)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	4/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	9/22/2026	30	—
GraphPad Software, LLC	0.50%	Revolver	4/27/2027	750	(13)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	6/26/2025	281	(5)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	9/14/2024	27	(1)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Groundworks, LLC	0.50%	Revolver	3/14/2029	$9	$—
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	8/10/2023	524	(7)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(7)
High Street Buyer, Inc.	0.50%	Revolver	4/16/2027	915	(6)
iCIMS, Inc.	—%	Delayed Draw Term Loan	8/18/2025	45	—
iCIMS, Inc.	0.50%	Revolver	8/18/2028	15	—
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	262	(2)
Integrity Marketing Acquisition, LLC	2.00%	Revolver	8/27/2025	53	(2)
Intelerad Medical Systems Incorporated	0.50%	Revolver	5/31/2028	36	(1)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	686	(13)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	6/17/2024	810	(26)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	55	(2)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	3/14/2024	274	(3)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	1,081	(18)
LegitScript, LLC	0.50%	Revolver	6/24/2028	560	(10)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	3/1/2024	1,097	(32)
MHE Intermediate Holdings, LLC	0.50%	Revolver	7/21/2027	922	(23)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	8/16/2023	625	(5)
MRI Software, LLC	0.50%	Revolver	2/10/2026	16	—
Magnolia Wash Holdings	0.50%	Revolver	7/14/2028	32	(7)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2024	408	(4)
Mantech International CP	0.50%	Delayed Draw Term Loan	9/16/2024	2,600	(20)
Mantech International CP	0.50%	Revolver	9/14/2028	1,600	(12)
Montana Buyer, Inc.	0.50%	Revolver	7/22/2028	147	(4)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	6/10/2024	211	(7)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	6/11/2029	43	(1)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	4/28/2024	371	(12)
Oak Purchaser, Inc.	0.50%	Revolver	4/28/2028	124	(4)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	3/23/2024	338	(6)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	31	(1)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	28	(1)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,318	(43)
PCX Holding Corp.	0.50%	Revolver	4/22/2027	555	(11)
PDFTron Systems, Inc.	0.50%	Revolver	7/15/2026	1,100	(30)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	5/1/2029	122	(2)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	7/8/2024	323	(7)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/1/2027	$347	$(10)
Pound Bidco, Inc.	0.50%	Revolver	1/30/2026	388	(1)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,175	(138)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/1/2026	952	(41)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	9/1/2023	815	(19)
Pound Bidco, Inc.	—%	Delayed Draw Term Loan	12/31/2024	99	—
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/1/2024	836	(17)
Randy's Holdings, Inc.	0.50%	Revolver	11/1/2028	271	(5)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	4/1/2028	837	(15)
Revalize, Inc.	0.50%	Revolver	4/15/2027	71	(2)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	7/7/2024	177	(3)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	6/30/2024	112	(4)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	117	(4)
Securonix, Inc.	0.50%	Revolver	4/5/2028	1,621	(62)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/8/2023	5,392	(67)
Sherlock Buyer Corp.	0.50%	Revolver	12/8/2027	2,157	(27)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	2/18/2024	536	(16)
Smarsh, Inc.	0.50%	Revolver	2/16/2029	268	(8)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	8/7/2023	283	(7)
Sonny's Enterprises, LLC	0.50%	Revolver	8/5/2027	245	(6)
Spectrio, LLC	0.50%	Revolver	12/9/2026	244	(10)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	6/29/2023	495	(20)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	6/29/2027	378	(15)
Spotless Brands, LLC	0.50%	Revolver	7/25/2028	46	(1)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	500	(15)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	500	(15)
Summit Buyer, LLC	0.50%	Revolver	1/14/2026	1,037	(28)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	5/1/2025	95	(1)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	6/28/2024	428	(4)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	334	(3)
Suveto	1.00%	Delayed Draw Term Loan	9/9/2023	1,906	(61)
Suveto	0.50%	Revolver	9/9/2027	412	(13)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	5/5/2024	91	(3)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	122	(5)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(144)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	535	(19)
Tamarack Intermediate, LLC	0.50%	Revolver	3/13/2028	751	(34)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thrive Buyer, Inc. (Thrive Networks)	0.38%	Revolver	1/22/2027	$453	$(16)
Triple Lift, Inc.	0.25%	Revolver	5/8/2028	1,057	(64)
Trunk Acquisition, Inc.	0.50%	Revolver	2/19/2026	429	(10)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	8/20/2023	915	(17)
Two Six Labs, LLC	0.50%	Revolver	8/20/2027	915	(17)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	6/30/2025	786	(12)
UpStack, Inc.	0.50%	Revolver	8/20/2027	375	(9)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	158	(5)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	1/6/2024	227	(3)
VRC Companies, LLC	0.50%	Revolver	6/29/2027	708	(11)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	636	(5)
World Insurance Associates, LLC	0.50%	Revolver	4/1/2026	970	(60)
Zarya Intermediate, LLC	0.50%	Revolver	7/1/2027	842	—
Total First Lien Debt Unfunded Commitments				$109,936	$(2,850)
Total Unfunded Commitments				$109,936	$(2,850)

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

SL Investment Corp.
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(4) (5) (7)	L +	5.50%	10.23%	11/01/2028	8,425	$8,352	$8,181	1.58%
Radwell Parent, LLC	(4) (5) (7)	S +	6.75%	11.33%	04/01/2029	13,953	13,546	13,546	2.62
Radwell Parent, LLC	(4) (7) (12)	S +	6.75%	11.33%	04/01/2028	—	(30)	(30)	(0.01)
							48,877	48,050	9.31
Diversified Consumer Services
Assembly Intermediate, LLC	(4) (5) (6)	L +	6.50%	11.23%	10/19/2027	8,889	8,740	8,548	1.66
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.23%	10/19/2027	1,244	1,215	1,159	0.22
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.23%	10/19/2027	356	341	321	0.06
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	10.92%	03/05/2027	837	822	796	0.15
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	10.92%	03/05/2027	—	(46)	(124)	(0.02)
Heartland Home Services	(4) (7) (12)	L +	5.75%	10.10%	12/15/2026	1,877	1,860	1,802	0.35
Lightspeed Solution, LLC	(4) (5) (7)	S +	6.50%	10.82%	03/01/2028	3,793	3,726	3,654	0.71
Lightspeed Solution, LLC	(4) (7) (12)	S +	6.50%	10.82%	03/01/2028	—	(11)	(45)	(0.01)
LUV Car Wash Group, LLC	(4) (6) (12)	L +	5.50%	9.24%	12/09/2026	372	367	359	0.07
LUV Car Wash Group, LLC	(4) (5) (6)	L +	5.50%	9.24%	12/09/2026	349	346	341	0.07
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	10.32%	07/14/2028	1,690	1,658	1,619	0.31
Magnolia Wash Holdings	(4) (6)	S +	6.50%	10.32%	07/14/2028	317	311	303	0.06
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	10.32%	07/14/2028	39	38	36	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	9.82%	10/16/2023	3,443	3,432	3,443	0.67
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	9.82%	10/16/2023	15,415	15,363	15,415	2.99
Mammoth Holdings, LLC	(4) (6) (12)	S +	6.00%	9.82%	10/16/2023	—	(1)	—
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	10.71%	07/25/2028	1,439	1,411	1,382	0.27
Spotless Brands, LLC	(4) (6)	S +	6.50%	10.71%	07/25/2028	272	267	261	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	10.71%	07/25/2028	—	(1)	(2)	—
							39,838	39,268	7.61
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25%	10.57%	05/25/2029	1,477	1,450	1,451	0.28
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	10.57%	05/25/2028	—	(4)	(3)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	11.32%	12/29/2029	3,272	3,175	3,174	0.61
Cerity Partners, LLC	(4) (7) (12)	S +	6.75%	11.32%	12/29/2029	172	23	23	—
SitusAMC Holdings Corp.	(4) (5) (7)	L +	5.50%	10.23%	12/22/2027	7,146	7,085	6,835	1.32
Smarsh, Inc.	(4) (5) (7)	S +	6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.80
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.29%	02/16/2029	536	521	496	0.10
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.29%	02/16/2029	—	(5)	(10)	—
							16,453	16,092	3.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	5.75%	10.48%	07/06/2028	1,751	1719	1,661	0.32

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

(12) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2023:

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
June 30, 2023
(In thousands, except shares and per share amounts)

(1)     Organization

SL Investment Corp. (the “Company”) is a non-diversified externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2023, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“SLIC SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with SLIC SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. The Company pays MS Private Credit Administrative Services LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator dated February 1, 2021 (the “Administration Agreement”). Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, are reimbursed by the Company.
The Company pays the Investment Adviser a base management fee (the “Base Management Fee”) under the Investment Advisory Agreement between the Company and the Investment Adviser (“the Investment Advisory Agreement”) as described in Note 3 below. The fee is recorded on the Consolidated Statements of Operations.
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of the revolving debt facility as Deferred Financing Costs. These costs are deferred and amortized over the life of the related revolving credit facility using the straight-line method. Deferred financing costs related to the revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Company’s Consolidated Statements of Operations as interest expense and other financing expenses.

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
For the three and six months ended June 30, 2023, the Company accrued $0 and $23 of U.S. federal excise taxes. For the three and six months ended June 30, 2022, the Company did not accrue any U.S. federal excise taxes.
New Accounting Standards

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.

(3)Related Party Transactions
Investment Advisory Agreement

On February 1, 2021, the Company entered into the Investment Advisory Agreement with the Adviser. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Investment Advisory Agreement in August 2023. The Company pays the Investment Adviser a Base Management Fee for its services under the Investment Advisory Agreement. The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Investment Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf. The Investment Adviser is an indirect, wholly owned subsidiary, of Morgan Stanley.
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
For the three and six months ended June 30, 2023, $347 and $684 respectively, of Base Management Fee was accrued to the Investment Adviser. For the three and six months ended June 30, 2022, $278 and $543 respectively, of Base Management Fee was accrued to the Investment Adviser. As of June 30, 2023 and December 31, 2022, $347 and $325, respectively, were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for certain expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the applicable administration agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the three and six months ended June 30, 2023, no expenses were incurred under the Administration Agreement. For the three and six months ended June 30, 2022, no expenses were incurred under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022.
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
For the three and six months ended June 30, 2023, the Company incurred no organization costs and amortization of offering costs. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. For the three and six months ended June 30, 2022, the Company incurred no organization costs and amortization of offering costs. These costs did not exceed the Investment Adviser reimbursement threshold, and as a result, no excess organization and offering costs were waived. As of June 30, 2023 and December 31, 2022, no organization and offering costs were included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
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
Adviser Investment
On September 10, 2020, the Investment Adviser purchased all 1,000 of the Company’s then issued and outstanding shares of Common Stock at a price per share of $20.00 for an aggregate purchase price of $20.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,113,883	$1,092,424	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,896	9,122	0.8	8,381	7,972	0.7
Other Securities	9,274	9,385	0.8	8,975	8,985	0.8
Total	$1,133,053	$1,110,931	100.0%	$1,103,185	$1,078,117	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022	(1)
Aerospace and Defense	4.0%	4.1%
Air Freight and Logistics	1.8	1.7
Automobile Components	3.6	3.5
Automobiles	4.6	4.5
Biotechnology	0.6	0.6
Chemicals	0.1	0.1
Commercial Services & Supplies	15.2	16.0
Construction and Engineering	1.5	1.5
Containers & Packaging	3.2	3.3
Distributors	3.1	4.5
Diversified Consumer Services	4.0	3.6
Electronic Equipment, Instruments & Components	1.1	0.6
Financial Services	1.4	1.5
Food Products	0.3	0.3
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	4.0	3.6
Health Care Technology	0.7	0.6
Industrial Conglomerates	1.3	0.1
Insurance Services	13.7	13.8
Interactive Media & Services	3.6	3.6
IT Services	6.4	6.8
Leisure Products	1.8	2.0
Machinery	2.5	2.5
Multi-Utilities	2.5	2.6
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.2	0.2
Professional Services	3.3	3.1
Real Estate Management & Development	3.5	3.3
Software	11.6	11.6
Total	100.0%	100.0%

(1)	The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,297	$1,297	0.1%	$1,298	$1,279	0.1%
Canada	42,201	41,395	3.7	46,200	44,881	4.2
United Kingdom	1,913	1,934	0.2	1,847	1,847	0.2
United States	1,087,642	1,066,305	96.0	1,053,840	1,030,110	95.5
Total	$1,133,053	$1,110,931	100.0%	$1,103,185	$1,078,117	100.0%
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
(4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provides the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
(5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.

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
The following tables present the fair value hierarchy of investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,453	$1,088,971	$1,092,424	$—	$3,611	$1,057,549	$1,061,160
Second Lien Debt	—	966	8,156	9,122	—	963	7,009	7,972
Other Securities	—	—	9,385	9,385	—	—	8,985	8,985
Total	$—	$4,419	$1,106,512	$1,110,931	$—	$4,574	$1,073,543	$1,078,117
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,074,502	$8,636	$9,201	$1,092,339
Purchases of investments	24,915	8	11	24,934
Proceeds from principal repayments and sales of investments	(16,494)	—	—	(16,494)
Accretion of discount/amortization of premium	937	3	—	940
Payment-in-kind	253	—	204	457
Net change in unrealized appreciation (depreciation)	4,858	(491)	(31)	4,336
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$1,088,971	$8,156	$9,385	$1,106,512

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$4,918	$(491)	$(31)	$4,396

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,057,549	$7,009	$8,985	$1,073,543
Purchases of investments	74,965	1,508	25	76,498
Proceeds from principal repayments and sales of investments	(49,258)	—	—	(49,258)
Accretion of discount/amortization of premium	1,897	7	—	1,904
Payment-in-kind	403	—	273	676
Net change in unrealized appreciation (depreciation)	3,351	(368)	102	3,085
Net realized gains (losses)	64	—	—	64
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$1,088,971	$8,156	$9,385	$1,106,512

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$3,229	$(367)	$101	$2,963

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

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,004,074	Yield Analysis	Discount Rate	9.03%	18.95%	11.37%
	84,897	Recent Transaction	Recent Transaction	98.30%	99.40%	99.12%
Total investments in first lien debt	1,088,971
Investments in second lien debt	4,331	Yield Analysis	Discount Rate	11.38%	15.16%	13.19%
	3,825	Recent Transaction	Recent Transaction	85.00%	85.00%	85.00%
Total investments in second lien debt	8,156
Investments in other securities:
Other debt	203	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	406	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	4,231	Income Approach	Discount Rate	12.20%	14.90%	14.05%
Preferred equity	225	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	4,320	Market Approach	EBITDA Multiple	8.10x	18.70x	14.09x
Total investments in other securities	9,385
Total investments	$1,106,512

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,038,692	Yield Analysis	Discount Rate	9.20%	20.44%	11.07%
Investments in first lien debt	18,857	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,057,549
Investments in second lien debt	7,009	Yield Analysis	Discount Rate	12.14%	15.30%	13.36%
Investments in other securities:
Other debt	124	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	399	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	3,894	Income Approach	Discount Rate	12.20%	15.54%	14.10%
Preferred equity	170	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	4,398	Market Approach	EBITDA Multiple	8.10x	18.70x	13.90x
Total investments in other securities	8,985
Total investments	$1,073,543
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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$576,173	$576,173	$591,307	$591,307
Total	$576,173	$576,173	$591,307	$591,307

The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
JPM Funding Facility
On June 3, 2021, SLIC SPV entered into an Amended and Restated Loan and Security Agreement, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC SPV in an aggregate principal amount, as of June 30, 2023, of up to $900,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2024 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2026. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2023, the interest charged on the JPM Funding Facility is based on SOFR, SONIA, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$11,047	$4,512	$21,926	$7,754
Facility unused commitment fees	950	668	2,224	1,134
Amortization of deferred financing costs	493	360	1,560	762
Total	$12,490	$5,540	$25,710	$9,650
Weighted average interest rate (excluding unused fees and financing costs)	7.38%	3.32%	7.21%	2.97%
Weighted average outstanding balance	$591,382	$537,521	$605,096	$519,455
For the three and six months ended June 30, 2023, the Company borrowed $2,000 and $47,000 and repaid $45,501 and $62,135, respectively, under the JPM Funding Facility. For the three and six months ended June 30, 2022 , the Company borrowed $88,000 and $125,000 and repaid $62,000 and $80,000, respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$576,173	$323,827	$1,000,000	$591,307	$408,693
Total	$900,000	$576,173	$323,827	$1,000,000	$591,307	$408,693
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
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
As of June 30, 2023 and December 31, 2022, the Company had $109,936 and $140,889 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of June 30, 2023 and December 31, 2022, the Company had $668,800 and $668,800 in total capital commitments from common stockholders, of which $99,300 and $129,300 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(23,681)	$4,807
Net investment income (loss) after taxes	36,268	52,004
Accumulated realized gain (loss)	64	202
Net unrealized appreciation (depreciation)	2,946	(28,306)
Dividends declared	(35,100)	(52,392)
Tax reclassifications to equity of holders of Common Stock	—	4
Net distributable earnings (accumulated losses), end of period	$(19,503)	$(23,681)

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 12, 2023	1,473,477	$30,000
Total	1,473,477	$30,000
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
Total	1,865,672	$40,000
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2023 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	18,551
Total Distributions			$1.32	$35,068
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
Total Distributions			$1.17	$24,711

During the three and six months ended June 30, 2023, the Company accrued $15 and $31 of dividends to holders of the Series A Preferred Stock, of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2022, the Company accrued $16 and $32 of dividends to holders of the Series A Preferred Stock of which $0 was unpaid and included in dividends payable on the Consolidated Statements of Assets and Liabilities.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$22,843	$(2,562)	$39,247	$8,167
Weighted average shares outstanding	26,617,554	21,248,667	26,214,989	20,749,146
Basic and diluted earnings (loss) per common share	$0.86	$(0.12)	$1.50	$0.39
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data:(1)
Net asset value, beginning of period	$19.98	$21.20
Net investment income (loss)	1.38	1.11
Net unrealized and realized gain (loss)(2)	0.12	(0.67)
Net increase (decrease) in net assets resulting from operations	1.50	0.44
Dividends declared	(1.32)	(1.17)
Issuance of common stock	—	—
Total increase (decrease) in net assets	0.18	(0.73)
Net asset value per common share, end of period	$20.16	$20.47
Common shares outstanding, end of period	27,281,428	22,109,747
Total return based on net asset value(3)	7.51%	2.08%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$549,889	$452,659
Weighted average common shares outstanding	26,214,989	20,749,146
Ratio of total expenses to average net assets(4)	10.33%	5.09%
Ratio of net investment income to average net assets(4)	13.70%	10.43%
Ratio of total contributed capital to total committed capital, end of period	85.15%	71.21%
Asset coverage ratio	195.35%	182.46%
Portfolio turnover rate	4.48%	7.35%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share.
(4)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.
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
Recent Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.

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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”) ; (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement (“the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver);
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of June 30, 2023

As of June 30, 2023 we had investments in 134 portfolio companies across 28 industries. Based on fair value, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. The weighted average total yield of investments in debt securities at amortized cost was 11.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023.

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

Our portfolio as of June 30, 2023 and December 31, 2022 is presented below:

	As of
	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,113,883	$1,092,424	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,896	9,122	0.8	8,381	7,972	0.7
Other Securities	9,274	9,385	0.8	8,975	8,985	0.8
Total	$1,133,053	$1,110,931	100.0%	$1,103,185	$1,078,117	100.0%
Our investment activities for the three months ended June 30, 2023 and June 30, 2022 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2023	June 30, 2022
New Investments Committed
Gross Principal Balance(1)	$15,709	$105,751
Less: Syndications	(170)	—
Net New Investments Committed	15,539	105,751
Investments, at Cost
Investments, beginning of period	1,123,224	939,210
New investments purchased	24,932	91,520
Net accretion of discount on investments	946	1,206
Payment-in-kind	457	153
Net realized gain (loss) on investments	1	151
Investments sold or repaid	(16,507)	(51,811)
Investments, end of period	1,133,053	980,429
Amount of investments funded, at principal
First lien debt investments	25,275	91,106
Second lien debt investments	8	936
Other securities(2)	11	—
Total	25,293	92,042
Amount of investments sold/fully repaid, at principal
First lien debt investments	3,571	45,711
Total	$3,571	$45,711
Weighted average yield on debt investments, at cost(3)	11.5%	8.0%
Weighted average yield on debt investments, at fair value(3)	11.8%	8.1%
Number of portfolio companies	134	107
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)	Represents dollar amount of other securities funded.
(3)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,104,392	99.4	131	1,074,987	99.7	125
Risk rating 3	6,539	0.6	3	3,130	0.3	1
Risk rating 4	—	—	—	—	—	—
	$1,110,931	100.0%	134	$1,078,117	100.0%	126

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$31,966	$18,009	$63,609	$34,337
Less: Net expenses	13,343	6,410	27,318	11,258
Net investment income (loss)	18,623	11,599	36,291	23,079
Less: Excise tax expense	—	—	23	—
Net investment income (loss) after taxes	18,623	11,599	36,268	23,079
Net change in unrealized appreciation (depreciation)	4,234	(14,296)	2,946	(15,095)
Net realized gain (loss)	1	151	64	215
Net increase (decrease) in net assets resulting from operations	22,858	(2,546)	39,278	8,199
Preferred Stock dividend	(15)	(16)	(31)	(32)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$22,843	$(2,562)	$39,247	$8,167
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income	$31,244	$17,446	$62,215	$33,200
Payment-in-kind interest income	217	60	363	119
Dividend income	138	66	277	126
Other income	367	437	754	892
Total investment income	$31,966	$18,009	$63,609	$34,337
Total investment income increased from $18,009 for the three months ended June 30, 2022 to $31,966 for the three months ended June 30, 2023. Total investment income increased from $34,337 for the six months ended June 30, 2022 to $63,609 for the six months ended June 30, 2023. The increases were primarily driven by our deployment of capital and rising LIBOR and SOFR (as applicable) rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $968,572 as of June 30, 2022 to $1,110,931 as of June 30, 2023. As of such dates, all of our senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of June 30, 2023 was $500.

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of, and for the periods ended, June 30, 2023 and June 30, 2022, all of our first and second lien secured debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses:
Interest expense and other financing expenses	$12,490	$5,540	$25,710	$9,650
Management fees	347	278	684	543
Professional fees	380	238	693	516
Directors’ fees	52	52	103	103
General and other expenses	74	302	128	446
Total expenses	$13,343	$6,410	$27,318	$11,258
Excise tax expense	$—	$—	$23	$—

Interest Expense

Interest expense and other financing expenses increased from $5,540 for the three months ended June 30, 2022 to $12,490 for the three months ended June 30, 2023. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. The increase was primarily driven by approximately $591,382 of average borrowings at an average effective interest rate of 7.38% during the three months ended June 30, 2023 as compared to approximately $537,521 of average borrowings at an average effective interest rate, of 3.32% for the three months ended June 30, 2022.

Interest expense and other financing expenses increased from $9,650 for the six months ended June 30, 2022 to $25,710 for the six months ended June 30, 2023. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. The increase was primarily driven by approximately $605,096 of average borrowings at an average effective interest rate of 7.21% during the six months ended June 30, 2023 as compared to approximately $519,455 of average borrowings at an average effective interest rate, of 2.97% for the six months ended June 30, 2022.

Management Fees

Management fees, were $347 and $278 for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called. Management fees, were $684 and $543 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called. For more information on base management fees, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other administrative costs.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and six months ended June 30, 2023, the Company accrued $0 and $23, respectively, of U.S. federal excise taxes. For the three and six months ended June 30, 2022, the Company did not accrue U.S. federal excise taxes.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$1	$151	$64	$215
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,234	(14,296)	2,946	(15,095)
Net realized and unrealized gains (losses)	$4,235	$(14,145)	$3,010	$(14,880)
For the three and six months ended June 30, 2023, net realized gain on our investments was $1 and $64, respectively, driven by the sale of debt investments in our portfolio. For the three and six months ended June 30, 2022, net realized gain on our investments was $151 and $215, respectively, driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $4,234 and $2,946, respectively, was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three and six months ended June 30, 2022, net change in unrealized depreciation on our investments of $14,296 and $15,095, respectively, was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements” for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of June 30, 2023, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2023, we had approximately $32,387 of cash, which taken together with our approximately $323,827 of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $99,300 of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $109,936.
Equity
As of June 30, 2023, we had received aggregate capital commitments of approximately $668,800. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023, were as follows (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 12, 2023	1,473,477	$30,000
Total	1,473,477	$30,000
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022, were as follows (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
Total	1,865,672	$40,000

In accordance with the terms of the Subscription Agreement, the Adviser extended the Investment Period for an additional one-year period such that the Investment Period will expire on October 9, 2024. In addition, the Adviser exercised its discretion to extend the Company's term, such that the term will expire on October 9, 2028.
Distributions
Common Stock
The following tables summarize our distributions declared and payable to holders of the Common Stock for the six months ended June 30, 2023 and June 30, 2022 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	12.8%	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	14.0%	18,551
Total Distributions			$1.32		$35,068

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	10.8%	12,160
Total Distributions			$1.17		$24,711

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.

Preferred Stock
For the six months ended June 30, 2023 and June 30, 2022, we accrued $31 and $32, respectively, of dividends to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$576,173	$323,827	$1,000,000	$591,307	$408,693
Total	$900,000	$576,173	$323,827	$1,000,000	$591,307	$408,693
For additional information on our debt obligations, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 6. Debt.”
RECENT DEVELOPMENTS
Subsequent to June 30, 2023 through August 10, 2023, we have closed approximately $20.9 million of new/add-on investments. Of these new commitments, approximately $20.8 million were first lien senior secured loans and $0.1 million were in other securities. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of inflation on valuations and the operations of potential portfolio companies.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio should be read in connection with the financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, or the Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I. Item 1A. Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in the Form 10-K.
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
As of June 30, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$34,223	$(17,015)	$17,208
Up 200 basis points	$22,816	$(11,343)	$11,473
Up 100 basis points	$11,408	$(5,672)	$5,736
Down 100 basis points	$(11,408)	$5,672	$(5,736)
Down 200 basis points	$(22,816)	$11,343	$(11,473)
Down 300 basis points	$(34,223)	$17,015	$(17,208)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks set forth below and disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

The discontinuation of LIBOR and replacement or reform of other interest rate benchmarks may adversely affect our business and results of operations.

Many financial instruments have historically used a floating rate based on LIBOR, which was the offered rate for short-term Eurodollar deposits between major international banks. LIBOR was and other benchmark interest rates may, in the future, be the subject of national and international regulatory scrutiny.

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:

•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities linked to the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs or references products using the applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions or in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition risk management processes to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of an applicable alternative reference rate; and
•Cause us to incur additional costs in relation to any of the above factors.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the six months ended June 30, 2023, as part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Reports on Form 8-K filed on May 16, 2023 for issuance of our Common Stock for the six months ended June 30, 2023. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

SL Investment Corp.

August 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

August 10, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)