Form 10-Q
period 2023-09-30
SL Investment Corp.
filed 2023-11-06
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 6, 2023, there was no established public market for the registrant’s common stock.
As of November 6, 2023, the Registrant had 27,281,428 shares of common stock, $0.001 par value per share, outstanding.

SL Investment Corp.

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SL Investment Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of SL Investment Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments as of September 30, 2023, and the related consolidated statements of operations, changes in net assets for the three-month and nine-month periods ended September 30, 2023, and 2022, and cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, NY
November 6, 2023

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,160,448 and $1,103,185 at September 30, 2023 and December 31, 2022, respectively)	$1,148,648	$1,078,117
Cash	47,678	25,116
Deferred financing costs	6,266	6,070
Subscription receivable	—	18,597
Interest and dividend receivable from non-controlled/non-affiliated investments	9,711	7,712
Receivable for investments sold/repaid	195	228
Prepaid expenses and other assets	5,524	17
Total assets	1,218,022	1,135,857

Liabilities
Debt	621,173	591,307
Payable for investments purchased	—	39
Payable to affiliates	566	1,167
Financing costs payable	960	1,664
Dividends payable	19,643	14,285
Management fees payable	356	325
Interest payable	12,202	9,710
Accrued expenses and other liabilities	1,670	1,128
Total liabilities	656,570	619,625

Commitments and Contingencies

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 27,281,428 and 25,807,951 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	27	26
Paid-in capital in excess of par value of Common Stock	569,365	539,366
Net distributable earnings (accumulated losses)	(8,461)	(23,681)
Total net assets	561,452	516,232
Total liabilities and net assets	$1,218,022	$1,135,857
Net asset value per common share	$20.56	$19.98

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$33,439	$21,884	$95,654	$55,084
Payment-in-kind interest income	308	144	671	263
Dividend income	163	115	440	241
Other income	713	440	1,467	1,332
Total investment income	34,623	22,583	98,232	56,920

Expenses:
Interest expense and other financing expenses	13,219	8,030	38,929	17,680
Management fees	356	301	1,040	844
Professional fees	608	370	1,301	886
Directors’ fees	51	51	154	154
General and other expenses	24	155	152	601
Total expenses	14,258	8,907	41,576	20,165
Net investment income (loss) before taxes	20,365	13,676	56,656	36,755
Excise tax expense	—	—	23	—
Net investment income (loss) after taxes	20,365	13,676	56,633	36,755

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	13	—	77	215
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	10,322	(6,986)	13,268	(22,081)
Net realized and unrealized gains (losses)	10,335	(6,986)	13,345	(21,866)
Net increase (decrease) in net assets resulting from operations	30,700	6,690	69,978	14,889
Preferred Stock dividend	(16)	(16)	(47)	(47)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$30,684	$6,674	$69,931	$14,842
Per common share information—basic and diluted
Net investment income (loss) per common share	$0.75	$0.59	$2.13	$1.70
Earnings (loss) per common share	$1.12	$0.29	$2.63	$0.69
Weighted average common shares outstanding	27,281,428	23,309,565	26,574,375	21,611,998

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net assets at beginning of period	$550,410	$453,180	$516,232	$429,724
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	20,365	13,676	56,633	36,755
Net realized gain (loss)	13	—	77	215
Net change in unrealized appreciation (depreciation)	10,322	(6,986)	13,268	(22,081)
Net increase (decrease) in net assets resulting from operations	30,700	6,690	69,978	14,889

Capital transactions:
Issuance of Common Stock	—	35,000	30,000	75,000
Dividends declared on Preferred Stock and Common Stock	(19,658)	(13,348)	(54,758)	(38,091)
Net increase (decrease) in net assets resulting from capital transactions	(19,658)	21,652	(24,758)	36,909
Total increase (decrease) in net assets	11,042	28,342	45,220	51,798
Net assets at end of period	$561,452	$481,522	$561,452	$481,522

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$69,978	$14,889
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(13,268)	22,081
Net realized (gain) loss on investments	(77)	(215)
Net accretion of discount and amortization of premium on investments	(2,736)	(3,466)
Payment-in-kind interest and dividend capitalized	(990)	(333)
Amortization of deferred financing costs	2,058	1,276
Purchases of investments and change in payable for investments purchased	(120,531)	(243,662)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold.	67,066	94,798
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,999)	(2,676)
(Increase) decrease in prepaid expenses and other assets	(5,507)	85
(Decrease) increase in payable to affiliates	(601)	(546)
(Decrease) increase in management fee payable	31	87
(Decrease) increase in interest payable	2,492	4,669
(Decrease) increase in accrued expenses and other liabilities	542	(249)
Net cash provided by (used in) operating activities	(3,542)	(113,262)

Cash flows from financing activities:
Borrowings on debt	92,000	165,000
Repayments on debt	(62,135)	(111,000)
Proceeds from issuance of Common Stock and change in subscription receivable	48,597	108,190
Deferred financing costs paid	(2,958)	(1,917)
Dividends paid in cash	(49,400)	(36,031)
Net cash provided by (used in) financing activities	26,104	124,242
Net increase (decrease) in cash	22,562	10,980
Cash, beginning of period	25,116	20,232
Cash, end of period	$47,678	$31,212

Supplemental information and non-cash activities:
Excise Tax Paid	$26	$45
Interest expense paid	$34,379	$11,734
Accrued but unpaid dividends	$19,643	$13,333
Accrued but unpaid deferred financing costs	$—	$636
The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(4) (5) (6)	S +	5.00%	10.49%	12/22/2026	12,017	$11,839	$11,869	2.11%
Jonathan Acquisition Company	(4) (6) (12)	S +	5.00%	10.49%	12/22/2025	1,236	1,214	1,212	0.22
Mantech International CP	(4) (5) (7)	S +	5.75%	11.12%	09/14/2029	10,692	10,501	10,692	1.90
Mantech International CP	(4) (7) (12)	S +	5.75%	11.12%	09/14/2029	923	892	923	0.16
Mantech International CP	(4) (7) (12)	S +	5.75%	11.12%	09/14/2028	—	(26)	—	—
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.79%	04/22/2027	7,754	7,703	7,684	1.37
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.79%	04/22/2027	7,809	7,703	7,739	1.38
PCX Holding Corp.	(4) (6) (12)	S +	6.25%	11.79%	04/22/2027	370	365	363	0.06
Two Six Labs, LLC	(4) (5) (7)	S +	5.50%	10.89%	08/20/2027	4,661	4,596	4,613	0.82
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.89%	08/20/2027	901	882	882	0.16
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.89%	08/20/2027	—	(12)	(9)	—
							45,657	45,968	8.19
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	S +	5.75%	11.29%	06/11/2027	2,370	2,332	2,345	0.42
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	5.00%	10.42%	12/30/2026	14,543	14,441	14,543	2.59
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	10.42%	12/30/2026	1,549	1,533	1,549	0.28
Omni Intermediate Holdings, LLC	(4) (6) (12)	P +	4.00%	9.42%	12/30/2025	330	321	330	0.06
RoadOne IntermodaLogistics	(4) (6)	S +	6.25%	11.72%	12/29/2028	630	613	618	0.11
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.72%	12/29/2028	49	47	46	0.01
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.72%	12/29/2028	8	4	5	—
							19,291	19,436	3.46
Automobile Components
Continental Battery Company	(4) (5) (6)	S +	6.75%	12.04%	01/20/2027	6,141	6,053	5,467	0.97
Randy's Holdings, Inc.	(4) (5) (6)	S +	6.50%	11.88%	11/01/2028	2,493	2,427	2,476	0.44
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.88%	11/01/2028	—	(11)	(6)	—
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.88%	11/01/2028	97	88	94	0.02
Sonny's Enterprises, LLC	(4) (5) (6)	S +	6.75%	12.27%	08/05/2028	19,903	19,634	19,885	3.54
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	12.27%	08/05/2028	—	(6)	—
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	12.27%	08/05/2027	—	(5)	—
Spectrum Automotive Holdings Corp.	(4) (5) (7)	S +	5.75%	11.18%	06/29/2028	10,059	9,947	9,794	1.74
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.18%	06/29/2028	2,305	2,276	2,232	0.40
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.18%	06/29/2027	—	(3)	(10)	—
							40,400	39,932	7.11

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.67%	02/28/2025	8,819	$8,745	$8,734	1.56%
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.67%	02/28/2025	1,544	1,531	1,529	0.27
ARI Network Services, Inc.	(4) (7) (12)	S +	5.25%	10.67%	02/28/2025	753	743	741	0.13
Summit Buyer, LLC	(4) (5) (6)	S +	5.75%	11.24%	01/14/2026	9,408	9,300	9,295	1.66
Summit Buyer, LLC	(4) (6) (12)	S +	5.75%	11.24%	01/14/2026	13,741	13,576	13,574	2.42
Summit Buyer, LLC	(4) (12)	P +	4.75%	13.25%	01/14/2026	242	231	231	0.04
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.40%	12/02/2025	16,137	15,965	15,936	2.84
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.40%	12/02/2025	1,477	1,460	1,459	0.26
							51,551	51,499	9.17
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	S +	5.50%	10.94%	04/27/2027	6,362	6,319	6,317	1.13
GraphPad Software, LLC	(4) (12)	P +	5.00%	13.50%	04/27/2027	375	371	370	0.07
							6,690	6,687	1.19
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S +	5.75%	11.43%	12/22/2027	1,521	1,497	1,491	0.27
V Global Holdings, LLC	(4) (7) (12)	S +	5.75%	11.43%	12/22/2025	70	67	66	0.01
							1,564	1,557	0.28
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	10.15%	12/23/2026	7,350	7,265	7,350	1.31
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	10.15%	12/23/2026	2,358	2,337	2,358	0.42
365 Retail Markets, LLC	(4) (6) (12)	S +	4.75%	10.15%	12/23/2026	—	(13)	—	—
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	12.58%	12/09/2029	840	817	831	0.15
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S +	7.25%	12.58%	12/09/2028	—	(2)	(1)	—
BPG Holdings IV Corp.	(4) (5) (7)	S +	6.00%	11.39%	07/29/2029	9,553	8,982	9,291	1.65
Encore Holdings, LLC	(4) (5) (7)	S +	4.50%	9.99%	11/23/2028	9,178	9,052	9,178	1.63
Encore Holdings, LLC	(4) (5) (7) (12)	S +	4.50%	9.99%	11/23/2028	11,520	11,325	11,520	2.05
Encore Holdings, LLC	(4) (7) (12)	S +	4.50%	9.99%	11/23/2027	—	(33)	—	—
Energy Labs Holdings Corp.	(4) (5) (6)	S +	5.25%	10.68%	04/07/2028	385	380	379	0.07
Energy Labs Holdings Corp.	(4) (6)	S +	5.25%	10.68%	04/07/2028	37	36	36	0.01
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	10.68%	04/07/2028	30	29	29	0.01
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.79%	12/15/2028	15,259	15,015	15,075	2.69
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.79%	12/15/2028	3,578	3,521	3,535	0.63
FLS Holding, Inc.	(4) (6) (9) (12)	S +	5.25%	10.79%	12/17/2027	—	(20)	(17)	—
Helios Service Partners, LLC	(4) (6)	S +	6.25%	11.88%	03/19/2027	244	238	238	0.04
Helios Service Partners, LLC	(4) (6) (12)	S +	6.25%	11.88%	03/19/2027	—	(6)	(6)	—
Helios Service Partners, LLC	(4) (6) (12)	S +	6.25%	11.88%	03/19/2027	17	15	15	—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.83%	07/15/2027	12,903	$12,750	$12,658	2.25%
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.83%	07/15/2027	4,179	4,119	4,100	0.73
PDFTron Systems, Inc.	(4) (6) (9) (12)	S +	5.50%	10.83%	07/15/2026	1,650	1,613	1,587	0.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	S +	5.00%	10.57%	12/20/2028	15,595	15,347	15,077	2.69
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	S +	5.00%	10.57%	12/20/2028	—	(24)	(105)	(0.02)
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	S +	5.00%	10.57%	12/20/2028	—	(12)	(32)	(0.01)
Sherlock Buyer Corp.	(4) (5) (6)	S +	5.75%	11.24%	12/08/2028	18,414	18,121	18,351	3.27
Sherlock Buyer Corp.	(4) (6) (12)	S +	5.75%	11.24%	12/08/2028	—	(40)	(18)	—
Sherlock Buyer Corp.	(4) (6) (12)	S +	5.75%	11.24%	12/08/2027	—	(30)	(7)	—
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S +	6.75%	12.14%	12/28/2029	2,074	2,016	2,074	0.37
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	12.14%	12/28/2029	—	(8)	—	—
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	12.14%	12/28/2028	233	222	233	0.04
Sweep Purchaser, LLC	(4) (5) (6)	S +	5.75%	11.22%	11/30/2026	2,879	2,846	2,651	0.47
Sweep Purchaser, LLC	(4) (5) (6) (12)	S +	5.75%	11.22%	11/30/2026	1,963	1,939	1,801	0.32
Sweep Purchaser, LLC	(4) (6) (12)	S +	5.75%	11.22%	11/30/2026	459	455	422	0.08
Tamarack Intermediate, LLC	(4) (5) (7)	S +	5.75%	11.17%	03/13/2028	5,431	5,345	5,189	0.92
Tamarack Intermediate, LLC	(4) (7) (12)	S +	5.75%	11.17%	03/13/2028	149	135	108	0.02
Valcourt Holdings II, LLC	(4) (5) (6)	S +	5.25%	10.79%	01/07/2027	12,540	12,388	12,465	2.22
Valcourt Holdings II, LLC	(4) (6)	S +	5.25%	10.79%	01/07/2027	1,022	1,010	1,016	0.18
VRC Companies, LLC	(4) (5) (6)	S +	5.75%	11.13%	06/29/2027	26,634	26,358	26,516	4.72
VRC Companies, LLC	(4) (6) (12)	S +	5.75%	11.13%	06/29/2027	2,712	2,679	2,699	0.48
VRC Companies, LLC	(4) (6) (12)	S +	5.50%	10.83%	06/29/2027	—	(7)	(3)	—
							166,160	166,593	29.67
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	S +	5.25%	10.72%	10/19/2028	14,550	14,324	14,294	2.55
KPSKY Acquisition, Inc.	(4) (5) (7) (12)	S +	5.25%	10.72%	10/19/2028	2,939	2,887	2,879	0.51
Superman Holdings, LLC	(4) (6)	S +	5.75%	11.52%	08/31/2027	403	393	398	0.07
Superman Holdings, LLC	(4) (6) (12)	S +	5.75%	11.52%	08/31/2027	—	(1)	(1)	—
							17,603	17,570	3.13
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	S +	5.50%	11.17%	12/11/2028	23,309	22,938	22,552	4.02
FORTIS Solutions Group, LLC	(4) (5) (7)	S +	5.50%	11.04%	10/15/2028	8,169	8,042	8,159	1.45
FORTIS Solutions Group, LLC	(4) (5) (7) (12)	S +	5.50%	11.04%	10/15/2028	3,348	3,295	3,344	0.60
FORTIS Solutions Group, LLC	(4) (5) (7) (12)	S +	5.50%	11.04%	10/15/2028	64	58	63	0.01
FORTIS Solutions Group, LLC	(4) (7) (12)	S +	5.50%	11.04%	10/15/2027	—	(15)	(2)	—
							34,318	34,116	6.08
Distributors

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
48Forty Solutions, LLC	(4) (5) (6)	S +	6.00%	11.43%	11/30/2026	9,868	$9,709	$9,687	1.73%
48Forty Solutions, LLC	(4) (6) (12)	S +	6.00%	11.43%	11/30/2026	603	582	575	0.10
Avalara, Inc.	(4) (5) (7)	S +	7.25%	12.64%	10/19/2028	2,563	2,510	2,563	0.46
Avalara, Inc.	(4) (7) (12)	S +	7.25%	12.64%	10/19/2028	—	(5)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.52%	11/01/2028	15,027	14,909	14,340	2.55
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.52%	11/01/2028	8,361	8,297	7,979	1.42
							36,002	35,144	6.26
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (6)	S +	5.50%	10.90%	07/31/2025	3,127	2,988	2,994	0.53
Apex Service Partners, LLC	(4) (6)	S +	5.50%	10.90%	07/31/2025	3,127	2,984	2,994	0.53
Assembly Intermediate, LLC	(4) (5) (6)	S +	6.00%	11.49%	10/19/2027	8,889	8,758	8,664	1.54
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.00%	11.49%	10/19/2027	1,244	1,219	1,188	0.21
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.00%	11.49%	10/19/2027	—	(12)	(23)	—
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	12.07%	03/05/2027	708	696	692	0.12
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	12.07%	03/05/2027	—	(37)	(56)	(0.01)
Groundworks, LLC	(4) (5) (6)	S +	6.50%	11.81%	03/14/2030	148	144	146	0.03
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.81%	03/14/2030	8	7	8	—
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.81%	03/14/2029	—	—	—	—
Heartland Home Services	(4) (7)	S +	5.75%	11.07%	12/15/2026	1,950	1,936	1,942	0.35
Lightspeed Solution, LLC	(4) (5) (7)	S +	6.50% (incl. 2.17% PIK)	11.82%	03/01/2028	3,902	3,842	3,821	0.68
Lightspeed Solution, LLC	(4) (7) (12)	S +	6.50% (incl. 2.17% PIK)	11.82%	03/01/2028	125	115	99	0.02
LUV Car Wash Group, LLC	(4) (5) (6) (12)	S +	7.00%	12.40%	12/09/2026	716	709	711	0.13
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	12.01%	07/14/2028	1,464	1,439	1,317	0.23
Magnolia Wash Holdings	(4) (6)	S +	6.50%	12.01%	07/14/2028	314	309	283	0.05
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	12.01%	07/14/2028	39	38	32	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.50%	12.01%	10/16/2024	18,714	18,662	18,641	3.32
Mammoth Holdings, LLC	(4) (6) (12)	S +	6.50%	12.01%	10/16/2024	—	(1)	(2)	—
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	12.00%	07/25/2028	1,428	1,403	1,410	0.25
Spotless Brands, LLC	(4) (6)	S +	6.50%	12.00%	07/25/2028	270	266	267	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	12.00%	07/25/2028	—	(1)	(1)	—
							45,464	45,127	8.04

Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	5.75%	11.21%	07/06/2028	1,836	1,806	1,590	0.28
Abracon Group Holdings, LLC	(4) (7) (12)	S +	5.75%	11.21%	07/06/2028	84	80	54	0.01

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Abracon Group Holdings, LLC	(4) (7)	S +	5.75%	11.21%	07/06/2028	127	$125	$110	0.02%
Dwyer Instruments, Inc.	(4) (5) (7)	S +	5.75%	11.33%	07/21/2027	2,530	2,490	2,474	0.44
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.33%	07/21/2027	—	(4)	(15)	—
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.33%	07/21/2027	82	77	75	0.01
Infinite Bidco, LLC	(4) (8)	S +	6.25%	11.27%	03/02/2028	4,705	4,579	4,661	0.83
							9,153	8,949	1.59
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25% PIK	11.35%	05/25/2029	1,607	1,586	1,559	0.28
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	11.35%	05/25/2028	—	(3)	(6)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	12.13%	07/30/2029	1,815	1,764	1,815	0.32
Cerity Partners, LLC	(4) (7) (12)	S +	6.75%	12.13%	07/30/2029	637	569	637	0.11
GC Waves Holdings, Inc.	(4) (7)	S +	6.00%	11.42%	08/11/2028	229	225	225	0.04
GC Waves Holdings, Inc.	(4) (7) (12)	S +	6.00%	11.42%	08/11/2028	1	(15)	(15)	—
GC Waves Holdings, Inc.	(4) (7) (12)	S +	6.00%	11.42%	08/11/2028	—	(1)	(1)	—
SitusAMC Holdings Corp.	(4) (5) (7)	S +	5.50%	10.99%	12/22/2027	6,674	6,621	6,601	1.18
Smarsh, Inc.	(4) (5) (7)	S +	6.50%	11.84%	02/16/2029	4,286	4,215	4,201	0.75
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.84%	02/16/2029	536	523	514	0.09
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.84%	02/16/2029	—	(4)	(5)	—
Trintech, Inc.	(4) (5) (6)	S +	6.50%	11.82%	07/25/2029	14,961	14,668	14,668	2.61
Trintech, Inc.	(4) (6) (12)	S +	6.50%	11.82%	07/25/2029	367	342	342	0.06
							30,490	30,535	5.44
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	S +	7.25% (incl. 1.00% PIK)	12.84%	12/18/2025	3,612	3,577	3,247	0.58
Health Care Equipment & Supplies
Performance Health & Wellness	(4) (5) (6)	S +	6.00%	11.57%	07/12/2027	4,028	3,972	3,963	0.71
PerkinElmer U.S., LLC	(4) (5) (6)	S +	6.75%	12.16%	03/13/2029	581	565	574	0.10
							4,537	4,537	0.81
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.89%	04/03/2028	14,602	14,266	14,166	2.52
DCA Investment Holdings, LLC	(4) (5) (7) (12)	S +	6.50%	11.89%	04/03/2028	1,506	1,481	1,460	0.26
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S +	6.50%	12.04%	09/22/2026	752	746	752	0.13
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	12.04%	09/22/2026	206	205	206	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	12.04%	09/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	10.17%	12/10/2026	3,846	3,820	3,788	0.67
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	10.17%	12/10/2026	8,707	8,650	8,577	1.53
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	4.75%	10.17%	12/10/2026	—	(5)	(12)	—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(4) (5) (7)	S +	6.75%	12.14%	08/18/2028	1,621	$1,598	$1,621	0.29%
iCIMS, Inc.	(4) (7) (12)	S +	6.75%	12.14%	08/18/2028	—	—	—	—
iCIMS, Inc.	(4) (7) (12)	S +	6.75%	12.14%	08/18/2028	3	3	3	—
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	12.01%	08/21/2026	930	909	877	0.16
Intelerad Medical Systems Incorporated	(4) (6) (9) (12)	S +	6.50%	12.01%	05/31/2028	44	43	40	0.01
Pareto Health Intermediate Holdings, Inc.	(4) (7)	S +	6.50%	11.97%	06/03/2030	1,047	1,026	1,035	0.18
Pareto Health Intermediate Holdings, Inc.	(4) (7) (12)	S +	6.50%	11.97%	06/01/2029	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(4) (7)	S +	5.75%	11.17%	08/31/2029	994	956	979	0.17
PPV Intermediate Holdings, LLC	(4) (7) (12)	S +	5.75%	11.17%	08/31/2029	—	(31)	(31)	(0.01)
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.43%	09/01/2027	3,859	3,804	3,798	0.68
Promptcare Infusion Buyer, Inc.	(4) (6) (12)	S +	6.00%	11.43%	09/01/2027	601	591	585	0.10
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	S +	5.75%	11.24%	01/02/2029	4,309	4,257	4,239	0.76
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.75%	11.24%	01/02/2029	820	808	800	0.14
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.75%	11.24%	12/30/2026	88	81	77	0.01
Suveto	(4) (5) (7)	S +	4.25%	9.67%	09/09/2027	5,086	5,048	4,966	0.88
Suveto	(4) (7) (12)	S +	4.25%	9.67%	09/09/2027	74	67	61	0.01
Vardiman Black Holdings, LLC	(4) (5) (8) (10)	S +	7.00%	12.40%	03/18/2027	2,257	2,240	1,907	0.34
Vardiman Black Holdings, LLC	(4) (8) (10)	S +	7.00%	12.40%	03/18/2027	2,680	2,658	2,263	0.40
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S +	5.65%	11.04%	03/23/2028	493	482	481	0.09
							53,701	52,637	9.38
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.70%	02/03/2026	4,191	4,132	4,162	0.74
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.70%	02/03/2026	3,312	3,261	3,289	0.59
							7,393	7,451	1.33
Industrial Conglomerates
Raptor Merger Sub Debt, LLC	(4) (5) (7)	S +	6.75%	12.14%	04/01/2029	13,849	13,479	13,785	2.46
Raptor Merger Sub Debt, LLC	(4) (7) (12)	S +	6.75%	12.14%	04/01/2028	209	183	205	0.04
							13,662	13,990	2.49
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.49%	10/29/2028	18,275	18,061	17,290	3.08
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.49%	10/29/2028	3,975	3,931	3,760	0.67
Foundation Risk Partners Corp.	(4) (7) (12)	S +	6.75%	11.87%	10/29/2027	—	(20)	(106)	(0.02)
Galway Borrower, LLC	(4) (5) (7)	S +	5.25%	10.85%	09/29/2028	15,896	15,647	15,408	2.74
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.85%	09/29/2028	128	94	77	0.01
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.85%	09/30/2027	—	(13)	(29)	(0.01)
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	5.50%	10.92%	11/25/2028	6,114	6,052	6,084	1.08
Higginbotham Insurance Agency, Inc.	(4) (6) (12)	S +	5.50%	10.92%	11/25/2028	—	(1)	(1)	—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
High Street Buyer, Inc.	(4) (5) (7)	S +	6.00%	11.54%	04/14/2028	4,250	$4,189	$4,250	0.76%
High Street Buyer, Inc.	(4) (5) (7)	S +	6.00%	11.54%	04/14/2028	17,066	16,820	17,066	3.04
High Street Buyer, Inc.	(4) (7) (12)	S +	6.00%	11.54%	04/16/2027	—	(11)	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (7)	S +	6.05%	11.50%	08/27/2026	393	386	385	0.07
Integrity Marketing Acquisition, LLC	(4) (5) (7) (12)	S +	6.00%	11.45%	08/27/2026	31,767	31,506	31,131	5.54
Integrity Marketing Acquisition, LLC	(4) (5) (7) (12)	S +	6.00%	11.45%	08/27/2026	99	96	94	0.02
Integrity Marketing Acquisition, LLC	(4) (7) (12)	S +	6.50%	11.95%	08/27/2026	—	(2)	(1)	—
Keystone Agency Investors	(4) (5) (6)	S +	5.50%	11.04%	05/03/2027	2,621	2,591	2,573	0.46
Keystone Agency Investors	(4) (5) (6)	S +	5.50%	11.04%	05/03/2027	3,177	3,141	3,118	0.56
Long Term Care Group, Inc.	(4) (5) (7)	S +	7.00% (incl. 6.00% PIK)	12.58%	09/08/2027	2,015	1,985	1,674	0.30
Oakbridge Insurance Agency, LLC	(4) (5) (6)	S +	5.75%	11.17%	12/31/2026	1,074	1,060	1,062	0.19
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	11.17%	12/31/2026	176	172	171	0.03
Oakbridge Insurance Agency, LLC	(4) (6) (12)	S +	5.75%	11.17%	12/31/2026	26	26	26	—
Patriot Growth Insurance Services, LLC	(4) (7) (12)	S +	5.75%	11.27%	10/16/2028	441	433	432	0.08
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	6.00%	11.43%	11/01/2028	7,939	7,873	7,799	1.39
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (12)	S +	6.00%	11.43%	11/01/2028	2,750	2,722	2,699	0.48
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	S +	6.00%	11.43%	11/01/2027	—	(2)	(6)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	11.04%	10/30/2026	10,455	10,384	10,305	1.84
RSC Acquisition, Inc.	(4) (7) (12)	S +	6.00%	11.54%	10/30/2026	—	—	—	—
World Insurance Associates, LLC	(4) (5) (6)	S +	6.75%	12.14%	04/03/2028	15,819	15,508	15,049	2.68
World Insurance Associates, LLC	(4) (5) (6)	S +	5.75%	11.15%	04/03/2028	11,594	11,412	11,014	1.96
World Insurance Associates, LLC	(4) (6) (12)	S +	5.75%	11.15%	04/03/2028	—	(10)	(49)	(0.01)
							154,030	151,275	26.94
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.71%	10/30/2026	9,267	9,138	9,148	1.63
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.71%	10/30/2026	1,963	1,941	1,941	0.35
FMG Suite Holdings, LLC	(4) (5) (6) (12)	S +	5.50%	10.71%	10/30/2026	383	371	372	0.07
Spectrio, LLC	(4) (5) (6)	S +	6.00%	11.50%	12/09/2026	11,233	11,120	10,725	1.91
Spectrio, LLC	(4) (5) (6)	S +	6.00%	11.50%	12/09/2026	4,508	4,492	4,304	0.77
Spectrio, LLC	(4) (6) (12)	S +	6.00%	11.50%	12/09/2026	1,309	1,295	1,250	0.22
Triple Lift, Inc.	(4) (5) (7)	S +	5.75%	11.30%	05/05/2028	11,730	11,574	10,843	1.93
Triple Lift, Inc.	(4) (7) (12)	S +	5.75%	11.30%	05/05/2028	657	635	528	0.09
							40,566	39,111	6.97
IT Services
Atlas Purchaser, Inc.	(5) (7)	S +	5.25%	10.88%	05/08/2028	3,795	3,740	2,674	0.48
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	11.04%	08/04/2027	16,910	16,616	15,405	2.74

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	11.04%	08/04/2027	3,805	$3,747	$3,466	0.62%
Catalis Intermediate, Inc.	(4) (7) (12)	S +	5.50%	11.04%	08/04/2027	626	597	464	0.08
Donuts, Inc.	(4) (5) (6)	S +	6.00%	11.57%	12/29/2027	9,420	9,337	9,383	1.67
Redwood Services Group, LLC	(4) (5) (7)	S +	6.00%	11.75%	06/15/2029	1,799	1,768	1,768	0.31
Redwood Services Group, LLC	(4) (7) (12)	S +	6.00%	11.75%	06/15/2029	431	420	420	0.07
Syntax Systems Ltd	(4) (5) (7) (9)	S +	5.75%	11.17%	10/29/2028	15,078	14,961	14,750	2.63
Syntax Systems Ltd	(4) (7) (9) (12)	S +	5.75%	11.17%	10/29/2028	—	(29)	(88)	(0.02)
Syntax Systems Ltd	(4) (7) (9) (12)	S +	5.75%	11.17%	10/29/2026	1,069	1,059	1,034	0.18
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.50%	12.10%	01/22/2027	8,128	8,013	7,934	1.41
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.60%	01/22/2027	6,396	6,315	6,245	1.11
Thrive Buyer, Inc. (Thrive Networks)	(4) (12)	P +	5.00%	13.50%	01/22/2027	227	219	211	0.04
UpStack, Inc.	(4) (5) (6)	S +	6.25%	11.65%	08/20/2027	3,554	3,492	3,465	0.62
UpStack, Inc.	(4) (5) (6) (12)	S +	6.25%	11.65%	08/20/2027	1,650	1,615	1,604	0.29
UpStack, Inc.	(4) (6) (12)	S +	6.25%	11.65%	08/20/2027	—	(7)	(9)	—
							71,863	68,726	12.24
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.65%	11/16/2026	19,533	19,397	19,117	3.40
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.65%	11/16/2026	1,667	1,654	1,632	0.29
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S +	5.00%	10.65%	11/16/2026	—	(12)	(35)	(0.01)
							21,039	20,714	3.69
Machinery
Answer Acquisition, LLC	(4) (5) (6)	S +	5.75%	11.29%	12/30/2026	12,773	12,594	12,547	2.23
Answer Acquisition, LLC	(4) (6) (12)	S +	5.75%	11.29%	12/30/2026	520	507	502	0.09
Chase Intermediate, LLC	(4) (7) (12)	S +	5.25%	11.00%	10/30/2028	—	(7)	(7)	—
Chase Intermediate, LLC	(4) (7) (12)	S +	5.25%	11.00%	10/30/2028	12	11	11	—
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.52%	07/21/2027	13,879	13,680	13,705	2.44
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.52%	07/21/2027	1,578	1,556	1,557	0.28
MHE Intermediate Holdings, LLC	(4) (6) (12)	S +	6.00%	11.52%	07/21/2027	579	565	564	0.10
							28,906	28,879	5.14
Multi-Utilities
AWP Group Holdings, Inc	(4) (5) (6)	S +	5.50%	10.99%	12/22/2029	15,145	14,724	14,724	2.62
AWP Group Holdings, Inc	(4) (6) (12)	S +	5.50%	10.99%	12/22/2029	15	(16)	(16)	—
AWP Group Holdings, Inc	(4) (6) (12)	S +	5.50%	10.99%	12/22/2029	815	797	797	0.14
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S +	4.50%	10.06%	06/26/2026	4,383	4,335	4,334	0.77
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S +	4.50%	10.06%	06/26/2025	394	388	386	0.07
Vessco Midco Holdings, LLC	(4) (5) (6)	S +	4.50%	9.95%	11/02/2026	5,388	5,358	5,388	0.96
Vessco Midco Holdings, LLC	(4) (5) (6)	S +	4.50%	9.95%	11/02/2026	3,511	3,492	3,511	0.63

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(4) (6) (12)	S +	4.50%	9.95%	11/02/2026	—	$(5)	$—	—%
							29,073	29,124	5.19
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S +	5.75%	11.14%	05/25/2029	1,832	1,799	1,832	0.33
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	11.14%	05/25/2029	118	115	118	0.02
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	11.14%	05/25/2029	51	48	51	0.01
							1,962	2,001	0.36
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	S +	6.25%	11.72%	03/10/2027	7,918	7,804	7,918	1.41
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	S +	6.25%	11.72%	03/10/2027	829	824	829	0.15
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	S +	6.25%	11.72%	03/10/2027	600	592	600	0.11
Bridgepointe Technologies, LLC	(4) (6)	S +	6.50%	12.04%	12/31/2027	5,815	5,635	5,672	1.01
Bridgepointe Technologies, LLC	(4) (6) (12)	S +	6.50%	12.04%	12/31/2027	3,840	3,679	3,723	0.66
Bullhorn, Inc.	(4) (5) (6)	S +	5.75%	11.24%	09/30/2026	179	177	177	0.03
Bullhorn, Inc.	(4) (6)	S +	5.75%	11.24%	09/30/2026	10	10	10	—
Bullhorn, Inc.	(4) (6) (12)	S +	5.75%	11.24%	09/30/2026	—	—	—	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	S +	5.75%	10.79%	10/01/2027	8,517	8,395	8,347	1.49
Citrin Cooperman Advisors, LLC	(4) (5) (7) (12)	S +	5.75%	10.79%	10/01/2027	11,419	11,233	11,148	1.99
KENG Acquisition, Inc	(4) (5) (6)	S +	6.25%	11.64%	08/01/2029	192	173	175	0.03
KENG Acquisition, Inc	(4) (6) (12)	S +	6.25%	11.64%	08/01/2029	—	(2)	(2)	—
KENG Acquisition, Inc	(4) (6) (12)	S +	6.25%	11.64%	08/01/2029	6	5	5	—
KWOR Acquisition, Inc.	(4) (5) (6)	S +	5.25%	10.67%	12/22/2028	869	859	853	0.15
KWOR Acquisition, Inc.	(4) (12)	P +	4.25%	12.75%	12/22/2027	67	66	65	0.01
							39,450	39,520	7.04
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S +	6.50% (incl. 2.50% PIK)	12.03%	07/02/2027	7,101	7,056	6,995	1.25
Associations, Inc.	(4) (5) (6) (12)	S +	6.50% (incl. 2.50% PIK)	12.03%	07/02/2027	7,172	7,124	7,061	1.26
Associations, Inc.	(4) (6) (12)	S +	6.50% (incl. 2.50% PIK)	12.03%	07/02/2027	—	(5)	(12)	—
MRI Software, LLC	(4) (6)	S +	5.50%	10.99%	02/10/2026	2,583	2,576	2,561	0.46
MRI Software, LLC	(4) (6)	S +	5.50%	10.99%	02/10/2026	625	621	620	0.11
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.99%	02/10/2026	—	—	—	—
Pritchard Industries, LLC	(4) (5) (7)	S +	5.50%	11.09%	10/13/2027	10,859	10,702	10,632	1.89
Pritchard Industries, LLC	(4) (7)	S +	5.50%	11.09%	10/13/2027	2,596	2,557	2,542	0.45
Zarya Intermediate, LLC	(4) (5) (6) (9)	S +	6.50%	11.92%	07/01/2027	9,533	9,533	9,533	1.70
Zarya Intermediate, LLC	(4) (6) (9) (12)	S +	6.50%	11.92%	07/01/2027	421	421	421	0.07

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
							$40,585	$40,353	7.19%
Software
Alert Media, Inc.	(4) (5) (6)	S +	7.75% (incl. 6.75% PIK)	11.56%	04/12/2027	16,256	16,077	15,927	2.84
Alert Media, Inc.	(4) (6)	S +	7.75% (incl 6.75% PIK)	11.56%	04/12/2027	10,000	9,879	9,796	1.74
Alert Media, Inc.	(4) (6) (12)	S +	6.25%	11.66%	04/10/2026	—	(11)	(21)	—
Anaplan, Inc.	(4) (5) (7)	S +	6.50%	11.82%	06/21/2029	4,125	4,056	4,125	0.73
Appfire Technologies, LLC	(4) (5) (6)	S +	5.50%	11.02%	03/09/2027	7,755	7,712	7,590	1.35
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	11.02%	03/09/2027	52	50	46	0.01
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	11.02%	03/09/2027	—	—	(1)	—
CLEO Communications Holding, LLC	(4) (5) (6)	S +	6.50%	11.93%	06/09/2027	17,142	17,026	16,827	3.00
CLEO Communications Holding, LLC	(4) (6) (12)	S +	6.50%	11.93%	06/09/2027	—	(33)	(99)	(0.02)
Coupa Holdings, LLC	(4) (7)	S +	7.50%	12.82%	02/27/2030	315	308	311	0.06
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.82%	02/27/2030	—	(2)	(2)	—
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.82%	02/27/2029	—	(3)	(2)	—
Cyara AcquisitionCo, LLC	(4) (6)	S +	6.75% (incl. 2.75% PIK)	12.57%	06/28/2029	943	918	923	0.16
Cyara AcquisitionCo, LLC	(4) (6) (12)	S +	6.75% (incl. 2.75% PIK)	12.57%	06/28/2029	—	(2)	(1)	—
E-Discovery AcquireCo, LLC	(4) (5) (6)	S +	6.50%	11.90%	08/29/2029	458	447	447	0.08
E-Discovery AcquireCo, LLC	(4) (6) (12)	S +	6.50%	11.90%	08/29/2029	—	(1)	(1)	—
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.75%	11.29%	05/22/2026	28,417	28,274	28,352	5.05
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.75%	11.29%	05/22/2026	—	(5)	(2)	—
Gurobi Optimization, LLC	(4) (5) (6)	S +	4.75%	10.40%	12/19/2023	4,330	4,327	4,330	0.77
Gurobi Optimization, LLC	(4) (6) (12)	S +	4.75%	10.40%	12/19/2023	—	—	—	—
LegitScript, LLC	(4) (5) (7)	S +	5.75%	11.07%	06/24/2029	4,162	4,090	4,091	0.73
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.07%	06/24/2029	110	100	91	0.02
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.07%	06/24/2028	156	146	145	0.03
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	11.07%	07/22/2029	1,296	1,273	1,274	0.23
Montana Buyer, Inc.	(4) (7) (12)	S +	5.75%	11.07%	07/22/2028	—	(2)	(2)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S +	5.00%	10.30%	06/09/2029	729	723	715	0.13
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.30%	06/09/2029	—	(1)	(4)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.30%	06/09/2029	14	14	13	—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	10.97%	04/28/2028	931	923	908	0.16
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.97%	04/28/2028	277	272	261	0.05
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.97%	04/28/2028	—	(1)	(3)	—
Project Leopard Holdings, Inc.	(5) (8) (9)	S +	5.25%	10.72%	07/20/2029	1,032	969	908	0.16

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Pound Bidco, Inc.	(4) (5) (6) (9)	S +	6.50%	11.93%	01/30/2026	2,132	$2,110	$2,132	0.38%
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	S +	6.50%	11.93%	01/30/2026	—	(4)	—	—
Pound Bidco, Inc.	(4) (5) (6) (9)	S +	6.50%	11.93%	01/30/2026	872	862	872	0.16
Pound Bidco, Inc.	(4) (6) (9) (12)	S +	6.50%	11.93%	01/30/2026	—	—	—	—
Revalize, Inc.	(4) (5) (6)	S +	5.75%	11.30%	04/15/2027	8,693	8,656	8,480	1.51
Revalize, Inc.	(4) (6) (12)	S +	5.75%	11.30%	04/15/2027	9	8	7	—
Riskonnect Parent, LLC	(4) (5) (7)	S +	5.50%	11.04%	12/07/2028	165	162	164	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	11.04%	12/07/2028	—	(2)	(1)	—
Securonix, Inc.	(4) (5) (7)	S +	6.50%	11.27%	04/05/2028	9,004	8,878	8,739	1.56
Securonix, Inc.	(4) (7) (12)	S +	6.50%	11.27%	04/05/2028	—	(21)	(48)	(0.01)
Skykick, Inc.	(4) (5) (6)	S +	7.25%	12.84%	09/01/2027	2,700	2,651	2,516	0.45
Skykick, Inc.	(4) (6)	S +	7.25%	12.84%	09/01/2027	1,035	1,015	965	0.17
Trunk Acquisition, Inc.	(4) (5) (6)	S +	5.75%	11.29%	02/19/2027	4,491	4,460	4,393	0.78
Trunk Acquisition, Inc.	(4) (6) (12)	S +	5.75%	11.29%	02/19/2026	—	(2)	(9)	—
							126,296	125,152	22.29%
Total First Lien Debt							$1,140,983	$1,129,830	201.23%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	9.00%	14.40%	12/30/2027	900	$878	$900	0.16%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (8)	S +	7.00%	12.43%	03/02/2029	3,000	2,990	2,603	0.46
Infinite Bidco, LLC	(8)	S +	7.00%	12.43%	03/02/2029	1,500	1,500	1,301	0.23
							4,490	3,904	0.70
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	13.42%	12/10/2027	360	354	351	0.06
Heartland Veterinary Partners, LLC	(4) (6)	S +	8.00%	13.42%	12/10/2027	140	138	137	0.02
							492	488	0.09
Industrial Conglomerates
Aptean, Inc.	(5) (7)	S +	7.00%	12.42%	04/23/2027	1,050	1,050	976	0.17
IT Services
Idera, Inc.	(4) (5) (7)	S +	6.75%	12.27%	03/02/2029	530	527	530	0.09
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	S +	8.50%	13.99%	11/20/2026	1,000	985	993	0.18
							1,512	1,523	0.27
Software
Flexera Software, LLC	(4) (5) (6)	S +	7.00%	12.43%	03/03/2029	1,500	1,477	1,497	0.27
Total Second Lien Debt							$9,899	$9,288	1.65%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)	16.25% PIK		06/18/2026	500	$500	$42	0.01%
Fetch Insurance Services, LLC	(4)	12.75% (incl. 3.75% PIK)		10/31/2027	422	412	409	0.07
Total Unsecured Debt						$912	$451	0.08%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%		06/24/2022	1,000,000	$1,143	$970	0.17%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%		12/21/2021	750,000	889	885	0.16
Revalize, Inc.	(4) (6) (11)	S +	10.00%		12/14/2021	1,787	2,080	2,162	0.39
RSK Holdings, Inc. (Riskonnect)	(4) (7) (11)	S +	10.50%		07/07/2022	320,600	360	372	0.07
Skykick, Inc.	(4) (11)				08/31/2021	23,665	225	225	0.04
Total Preferred Equity							$4,697	$4,614	0.82
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)				7/12/2021	5,196	$520	$482	0.09%
BP Purchaser, LLC	(4) (11)				12/10/2021	1,383,156	1,378	1,529	0.27
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)				3/1/2021	54,103	140	256	0.05
Encore Holdings, LLC	(4) (11)				11/23/2021	559	70	132	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)				10/31/2022	4,745	60	60	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)				11/16/2020	500	50	74	0.01
LUV Car Wash	(4) (11)				4/6/2022	123	123	88	0.02
PCX Holding Corp.	(4) (11)				4/22/2021	1,154	115	137	0.02
Pritchard Industries, Inc.	(4) (11)				10/13/2021	300,000	300	306	0.05
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)				12/20/2021	500,000	500	620	0.11
Reveal Data Solutions	(4) (11)				8/29/2023	12,308	16	16	—
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)				6/29/2021	1,500	150	238	0.04
Surewerx Topco, LP	(4) (9) (11)				12/28/2022	195	195	210	0.04
Suveto Buyer, LLC	(4) (9) (11)				11/19/2021	3,398	340	317	0.06
Total Common Equity							$3,957	$4,465	0.80%
Total Other Securities							$9,566	$9,530	1.70%
Total Portfolio Investments							$1,160,448	$1,148,648	204.59%

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”), LIBOR (“L” or “LIBOR”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 3-month E at 5.66%, 1-month L at 5.43%, 3-month L at 5.66%, the 6-month L at 5.90%, the reference rates for our SOFR-based loans were the 1-month S at 5.32%, 3-month S at 5.40% , and the P at 8.50%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023 non-qualifying assets represented 6.25% of total assets as calculated in accordance with regulatory requirements.

(10)	Investment was on non-accrual status as of September 30, 2023
(11)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $9,079 or 1.62% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2023:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$1,200	$—
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	905	(17)
ARI Network Services, Inc.	0.50%	Revolver	2/28/2025	545	(5)
AWP Group Holdings, Inc	1.00%	Delayed Draw Term Loan	8/1/2025	294	(29)
AWP Group Holdings, Inc	0.50%	Revolver	12/22/2029	1,197	(11)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	7/6/2024	140	(19)
Alert Media, Inc.	0.50%	Revolver	4/10/2026	1,015	(21)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	480	(8)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	6/13/2024	191	(4)
Appfire Technologies, LLC	0.50%	Revolver	3/9/2027	28	(1)
Applitools, Inc.	0.50%	Revolver	5/25/2028	200	(6)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/21/2024	978	(25)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	889	(22)
Associations, Inc.	1.00%	Delayed Draw Term Loan	6/10/2024	262	(4)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Associations, Inc.	0.50%	Revolver	7/2/2027	$797	$(12)
Atlas Us Finco, Inc.	0.50%	Revolver	12/9/2028	78	(1)
Avalara, Inc.	0.50%	Revolver	10/19/2028	256	—
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	196	(6)
Bullhorn, Inc.	0.50%	Revolver	9/30/2026	8	—
CLEO Communications Holding, LLC	0.50%	Revolver	6/9/2027	5,358	(99)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/28/2024	148	—
Caerus US 1, Inc.	0.25%	Revolver	5/25/2029	143	—
Catalis Intermediate, Inc.	0.50%	Revolver	8/4/2027	1,191	(106)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	1,915	—
Chase Intermediate, LLC	1.00%	Delayed Draw Term Loan	8/31/2025	700	(7)
Chase Intermediate, LLC	0.38%	Revolver	10/30/2028	23	(1)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	5/13/2024	2,152	(43)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	8/27/2024	151	(2)
Coupa Holdings, LLC	0.50%	Revolver	2/27/2029	116	(2)
Cyara AcquisitionCo, LLC	0.50%	Revolver	6/28/2029	64	(1)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	4	—
Dwyer Instruments, Inc.	0.50%	Delayed Draw Term Loan	7/1/2024	641	(14)
Dwyer Instruments, Inc.	0.50%	Revolver	7/21/2027	239	(5)
E-Discovery AcquireCo, LLC	0.50%	Revolver	8/29/2029	42	(1)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	6,341	—
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	2,695	—
Energy Labs Holdings Corp.	0.50%	Revolver	4/7/2028	33	—
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,442	(17)
FMG Suite Holdings, LLC	0.38%	Revolver	10/30/2026	611	(7)
FORTIS Solutions Group, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	936	(1)
FORTIS Solutions Group, LLC	0.50%	Revolver	10/15/2027	1,157	(1)
FPG Intermediate Holdco, LLC	1.00%	Delayed Draw Term Loan	8/5/2024	2,500	(56)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	1,959	(106)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/31/2024	667	(16)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	4/11/2024	—	—
GC Waves Holdings, Inc.	0.50%	Revolver	8/11/2028	33	(1)
GS AcquisitionCo, Inc.	0.50%	Revolver	5/22/2026	907	(2)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,633	(35)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	4/28/2024	3,264	(46)
Galway Borrower, LLC	0.50%	Revolver	9/30/2027	880	(29)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	4/15/2024	6	—

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gateway US Holdings, Inc.	0.50%	Revolver	9/22/2026	$30	$—
GraphPad Software, LLC	0.50%	Revolver	4/27/2027	375	(3)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	6/26/2025	309	(3)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	9/14/2024	19	—
Groundworks, LLC	0.50%	Revolver	3/14/2029	9	—
Triple Lift, Inc.	0.50%	Revolver	5/8/2028	1,057	(80)
Trunk Acquisition, Inc.	0.50%	Revolver	2/19/2026	429	(9)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	536	—
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	779	(12)
Helios Service Partners, LLC	1.00%	Delayed Draw Term Loan	2/7/2025	459	(6)
Helios Service Partners, LLC	0.50%	Revolver	3/19/2027	29	(1)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	8/23/2025	100	(1)
High Street Buyer, Inc.	0.50%	Revolver	4/16/2027	915	—
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	163	(3)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	8/27/2025	53	(1)
Intelerad Medical Systems Incorporated	0.50%	Revolver	5/31/2028	19	(1)
Jonathan Acquisition Company	0.50%	Revolver	12/22/2025	686	(8)
KENG Acquisition, Inc	1.00%	Delayed Draw Term Loan	8/1/2025	146	(2)
KENG Acquisition, Inc	0.50%	Revolver	8/1/2029	47	(1)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	6/17/2024	520	(9)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	55	(1)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	3/14/2024	274	(1)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	1,033	(18)
LegitScript, LLC	0.50%	Revolver	6/24/2028	495	(8)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	3/1/2024	1,095	(23)
MHE Intermediate Holdings, LLC	0.50%	Revolver	7/21/2027	493	(7)
MRI Software, LLC	0.50%	Revolver	2/10/2026	16	—
Magnolia Wash Holdings	0.50%	Revolver	7/14/2028	32	(3)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2024	408	(2)
Mantech International CP	0.50%	Delayed Draw Term Loan	9/16/2024	1,674	—
Mantech International CP	0.50%	Revolver	9/14/2028	1,600	—
Montana Buyer, Inc.	0.50%	Revolver	7/22/2028	147	(2)
Netwrix Corporation And Concept Searching, Inc.	1.00%	Delayed Draw Term Loan	6/10/2024	208	(4)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	6/9/2029	43	(1)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	4/28/2024	344	(8)
Oak Purchaser, Inc.	0.50%	Revolver	4/28/2028	124	(3)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	3/23/2024	283	(3)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	$29	$—
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	6/24/2024	28	—
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	989	—
PCX Holding Corp.	0.50%	Revolver	4/22/2027	423	(4)
PDFTron Systems, Inc.	0.50%	Revolver	7/15/2026	1,650	(31)
PPV Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	8/31/2025	6,330	(31)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	6/1/2029	123	(1)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	7/8/2024	237	(3)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	10/19/2024	300	(3)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/1/2027	347	(6)
Pound Bidco, Inc.	0.50%	Revolver	1/30/2026	388	—
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	3,175	(105)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2026	952	(32)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	10/31/2023	417	(7)
Pound Bidco, Inc.	—%	Delayed Draw Term Loan	12/31/2024	99	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	2/14/2024	33	(1)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/1/2024	836	(6)
Randy's Holdings, Inc.	0.50%	Revolver	11/1/2028	238	(2)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	4/1/2028	837	(4)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	1/31/2025	600	(6)
Revalize, Inc.	0.50%	Revolver	4/15/2027	62	(2)
Riskonnect Parent, LLC	1.00%	Delayed Draw Term Loan	7/7/2024	177	(1)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	6/30/2024	112	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/29/2028	118	(2)
Securonix, Inc.	0.50%	Revolver	4/5/2028	1,621	(48)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/8/2023	5,392	(18)
Sherlock Buyer Corp.	0.50%	Revolver	12/8/2027	2,157	(7)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	2/18/2024	536	(11)
Smarsh, Inc.	0.50%	Revolver	2/16/2029	268	(5)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/5/2024	255	—
Sonny's Enterprises, LLC	0.50%	Revolver	8/5/2027	245	—
Spectrio, LLC	0.50%	Revolver	12/9/2026	3	—
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	6/29/2024	495	(13)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	6/29/2027	378	(10)
Spotless Brands, LLC	0.50%	Revolver	7/25/2028	46	(1)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	422	(7)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	537	(9)

SL Investment Corp.
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	8/25/2025	$227	$(3)
Summit Buyer, LLC	0.50%	Revolver	1/14/2026	818	(8)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	5/1/2025	95	(1)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	6/28/2024	428	—
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	172	—
Suveto	0.50%	Revolver	9/9/2027	482	(11)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	5/5/2024	91	(7)
Sweep Purchaser, LLC	0.50%	Revolver	12/8/2023	9	(1)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	4,010	(87)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	535	(12)
Tamarack Intermediate, LLC	0.50%	Revolver	3/13/2028	751	(34)
Thrive Buyer, Inc. (Thrive Networks)	0.38%	Revolver	1/22/2027	453	(11)
Trintech, Inc.	0.50%	Revolver	7/25/2029	918	(18)
Two Six Labs, LLC	1.00%	Delayed Draw Term Loan	10/15/2023	915	(9)
Two Six Labs, LLC	0.50%	Revolver	8/20/2027	915	(9)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	6/30/2025	271	(5)
UpStack, Inc.	0.50%	Revolver	8/20/2027	375	(9)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	140	(3)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	1/6/2024	163	(1)
VRC Companies, LLC	0.50%	Revolver	6/29/2027	708	(3)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	895	—
World Insurance Associates, LLC	0.50%	Revolver	4/3/2028	970	(49)
Zarya Intermediate, LLC	0.50%	Revolver	7/1/2027	561	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	8/18/2028	43	—
iCIMS, Inc.	0.50%	Revolver	8/18/2028	15	—
Total First Lien Debt Unfunded Commitments				$108,429	$(1,672)
Total Unfunded Commitments				$108,429	$(1,672)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
September 30, 2023
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2023, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“Financing SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with Financing SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock and Series A Preferred Stock are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the initial capital call and preferred stock issuance date, respectively. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Stock, and issuance of its Series A Preferred Stock.
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
The Company pays the Investment Adviser a base management fee (the “Base Management Fee”) under the Investment Advisory Agreement between the Company and the Investment Adviser (“the Investment Advisory Agreement”) as described in Note 3 below. The Base Management Fee is recorded on the Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2023, the Company accrued $0 and $23 of U.S. federal excise taxes. For the three and nine months ended September 30, 2022, the Company did not accrue any U.S. federal excise taxes.
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
For the three and nine months ended September 30, 2023, $356 and $1,040 respectively, of Base Management Fee was accrued to the Investment Adviser. For the three and nine months ended September 30, 2022, $301 and $844 respectively, of Base Management Fee was accrued to the Investment Adviser. As of September 30, 2023 and December 31, 2022, $356 and $325, respectively, were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement

The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the three and nine months ended September 30, 2023, no expenses were incurred under the Administration Agreement. For the three and nine months ended September 30, 2022, no expenses were incurred under the Administration Agreement. There were no amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022.
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
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,140,983	$1,129,830	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,899	9,288	0.8	8,381	7,972	0.7
Other Securities	9,566	9,530	0.8	8,975	8,985	0.8
Total	$1,160,448	$1,148,648	100.0%	$1,103,185	$1,078,117	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022	(1)
Aerospace and Defense	4.0%	4.1%
Air Freight and Logistics	1.8	1.7
Automobile Components	3.5	3.5
Automobiles	4.5	4.5
Biotechnology	0.6	0.6
Chemicals	0.1	0.1
Commercial Services & Supplies	14.6	16.0
Construction and Engineering	1.5	1.5
Containers & Packaging	3.2	3.3
Distributors	3.1	4.5
Diversified Consumer Services	3.9	3.6
Electronic Equipment, Instruments & Components	1.1	0.6
Financial Services	2.7	1.5
Food Products	0.3	0.3
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	4.7	3.6
Health Care Technology	0.6	0.6
Industrial Conglomerates	1.3	0.1
Insurance Services	13.3	13.8
Interactive Media & Services	3.4	3.6
IT Services	6.1	6.8
Leisure Products	1.8	2.0
Machinery	2.5	2.5
Multi-Utilities	2.5	2.6
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.2	0.2
Professional Services	3.5	3.1
Real Estate Management & Development	3.5	3.3
Software	11.3	11.6
Total	100.0%	100.0%

(1)	The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,297	$1,311	0.1%	$1,298	$1,279	0.1%
Canada	41,769	41,437	3.6	46,200	44,881	4.2
United Kingdom	1,962	2,001	0.2	1,847	1,847	0.2
United States	1,115,420	1,103,899	96.1	1,053,840	1,030,110	95.5
Total	$1,160,448	$1,148,648	100.0%	$1,103,185	$1,078,117	100.0%

As of September 30, 2023 and December 31, 2022, the Company had two and one investments, respectively, that were on non-accrual status. The amortized cost of the two investments on non-accrual status as of September 30, 2023 was $5,398, and the amortized cost of the one investment on non-accrual status as of December 31, 2022 was $500.

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
The following tables present the fair value hierarchy of investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,582	$1,126,248	$1,129,830	$—	$3,611	$1,057,549	$1,061,160
Second Lien Debt	—	4,880	4,408	9,288	—	963	7,009	7,972
Other Securities	—	—	9,530	9,530	—	—	8,985	8,985
Total	$—	$8,462	$1,140,186	$1,148,648	$—	$4,574	$1,073,543	$1,078,117
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,088,971	$8,156	$9,385	$1,106,512
Purchases of investments	43,795	—	201	43,996
Proceeds from principal repayments and sales of investments	(17,737)	—	—	(17,737)
Accretion of discount/amortization of premium	813	3	—	816
Payment-in-kind	224	—	90	314
Net change in unrealized appreciation (depreciation)	10,169	74	(146)	10,097
Net realized gains (losses)	13	—	—	13
Transfers into/(out) of Level 3	—	(3,825)	—	(3,825)
Fair value, end of period	$1,126,248	$4,408	$9,530	$1,140,186

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$10,165	$74	$(146)	$10,093

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,057,549	$7,009	$8,985	$1,073,543
Purchases of investments	118,761	8	227	118,996
Proceeds from principal repayments and sales of investments	(66,996)	—	—	(66,996)
Accretion of discount/amortization of premium	2,710	9	—	2,719
Payment-in-kind	627	—	363	990
Net change in unrealized appreciation (depreciation)	13,520	240	(45)	13,715
Net realized gains (losses)	77	—	—	77
Transfers into/(out) of Level 3	—	(2,858)	—	(2,858)
Fair value, end of period	$1,126,248	$4,408	$9,530	$1,140,186

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$13,392	$240	$(45)	$13,587

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

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,010,861	Yield Analysis	Discount Rate	9.33%	19.18%	11.66%
	115,387	Recent Transaction	Recent Transaction	98.00%	100.00%	98.68%
Total investments in first lien debt	1,126,248
Investments in second lien debt	3,508	Yield Analysis	Discount Rate	11.47%	14.16%	12.77%
	900	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in second lien debt	4,408
Investments in other securities:
Other debt	42	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	409	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	4,389	Income Approach	Discount Rate	12.19%	14.90%	14.05%
Preferred equity	225	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	4,449	Market Approach	EBITDA Multiple	8.10x	18.70x	14.08x
Common equity	16	Market Approach	Revenue Multiple	7.20x	7.20x	7.20x
Total investments in other securities	9,530
Total investments	$1,140,186

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,038,692	Yield Analysis	Discount Rate	9.20%	20.44%	11.07%
Investments in first lien debt	18,857	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,057,549
Investments in second lien debt	7,009	Yield Analysis	Discount Rate	12.14%	15.30%	13.36%
Investments in other securities:
Other debt	124	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Other debt	399	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	3,894	Income Approach	Discount Rate	12.20%	15.54%	14.10%
Preferred equity	170	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	4,398	Market Approach	EBITDA Multiple	8.10x	18.70x	13.90x
Total investments in other securities	8,985
Total investments	$1,073,543
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
Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$621,173	$621,173	$591,307	$591,307
Total	$621,173	$621,173	$591,307	$591,307

The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)Debt
JPM Funding Facility
On June 3, 2021, Financing SPV entered into an Amended and Restated Loan and Security Agreement, by and among Financing SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to Financing SPV in an aggregate principal amount, as of September 30, 2023, of up to $900,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2024 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2026. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2023, the interest charged on the JPM Funding Facility is based on SOFR, SONIA, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$11,798	$6,344	$33,723	$14,096
Facility unused commitment fees	925	1,172	3,148	2,307
Amortization of deferred financing costs	497	514	2,058	1,276
Total	$13,220	$8,030	$38,929	$17,680
Weighted average interest rate (excluding unused fees and financing costs)	7.73%	4.58%	7.38%	3.53%
Weighted average outstanding balance	$597,042	$541,835	$602,382	$526,997
For the three and nine months ended September 30, 2023, the Company borrowed $45,000 and $92,000 and repaid $0 and $62,135, respectively, under the JPM Funding Facility. For the three and nine months ended September 30, 2022, the Company borrowed $40,000 and $165,000 and repaid $31,000 and $111,000, respectively, under the JPM Funding Facility.
The Company’s outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$621,173	$278,827	$1,000,000	$591,307	$408,693
Total	$900,000	$621,173	$278,827	$1,000,000	$591,307	$408,693
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had $108,429 and $140,889 of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of September 30, 2023 and December 31, 2022, the Company had $668,800 and $668,800 in total capital commitments from common stockholders, of which $99,300 and $129,300 were unfunded, respectively.
(8)Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(23,681)	$4,807
Net investment income (loss) after taxes	56,633	52,004
Accumulated realized gain (loss)	77	202
Net unrealized appreciation (depreciation)	13,268	(28,306)
Dividends declared	(54,758)	(52,392)
Tax reclassifications to equity of holders of Common Stock	—	4
Net distributable earnings (accumulated losses), end of period	$(8,461)	$(23,681)

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 12, 2023	1,473,477	$30,000
Total	1,473,477	$30,000
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
July 28, 2022	1,698,204	35,000
Total	3,563,876	$75,000
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2023 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	18,551
September 26, 2023	September 26, 2023	October 25, 2023	0.72	19,643
Total Distributions			$2.04	$54,711

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
During the three and nine months ended September 30, 2023, the Company accrued $16 and $47 of dividends to holders of the Series A Preferred Stock, of which $0 was unpaid and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended September 30, 2022, the Company accrued $16 and $47 of dividends to holders of the Series A Preferred Stock of which $0 was unpaid and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$30,684	$6,674	$69,931	$14,842
Weighted average shares outstanding	27,281,428	23,309,565	26,574,375	21,611,998
Basic and diluted earnings (loss) per common share	$1.12	$0.29	$2.63	$0.69
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data:(1)
Net asset value per share of common stock, beginning of period	$19.98	$21.20
Net investment income (loss)	2.13	1.70
Net unrealized and realized gain (loss)(2)	0.49	(0.97)
Net increase (decrease) in net assets resulting from operations	2.62	0.73
Dividends declared	(2.04)	(1.73)
Issuance of common stock	—	—
Total increase (decrease) in net assets	0.58	(1.00)
Net asset value per share of common stock, end of period	$20.56	$20.20
Common shares outstanding, end of period	27,281,428	23,807,951
Total return based on net asset value(3)	13.11%	3.44%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets attributable to the holders of Common Stock, end of period	$560,931	$481,001
Weighted average common shares outstanding	26,574,375	21,611,998
Ratio of total expenses to average net assets(4)	10.23%	5.88%
Ratio of net investment income to average net assets(4)	13.93%	10.71%
Ratio of total contributed capital to total committed capital, end of period	85.15%	76.58%
Asset coverage ratio	190.23%	186.21%
Portfolio turnover rate	6.02%	11.99%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share.
(4)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.
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
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System;
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
•our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
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
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR).
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR, or historically LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

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
•costs of any other offerings of our common stock, par value $0.001 (the “Common Stock”), preferred stock, par value of $0.001 (the “Series A Preferred Stock”) and other securities, if any;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

Portfolio as of September 30, 2023

As of September 30, 2023 we had investments in 139 portfolio companies across 28 industries. Based on fair value, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors for the applicable interest rate. The weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023.

Portfolio as of December 31, 2022

As of December 31, 2022 we had investments in 126 portfolio companies across 29 industries. Based on fair value, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors for the applicable interest rate. The weighted average total yield of investments in debt securities at amortized cost was 10.7%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.

Our portfolio as of September 30, 2023 and December 31, 2022 is presented below:

	As of
	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,140,983	$1,129,830	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,899	9,288	0.8	8,381	7,972	0.7
Other Securities	9,566	9,530	0.8	8,975	8,985	0.8
Total	$1,160,448	$1,148,648	100.0%	$1,103,185	$1,078,117	100.0%
Our investment activities for the three months ended September 30, 2023 and September 30, 2022 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2023	September 30, 2022
New Investments Committed
Gross Principal Balance(1)	$41,167	$49,560
Less: Syndications	(1,753)	—
Net New Investments Committed	39,414	49,560
Investments, at Cost
Investments, beginning of period	1,133,053	980,429
New investments purchased	43,996	82,819
Net accretion of discount on investments	822	1,537
Payment-in-kind	314	95
Net realized gain (loss) on investments	13	—
Investments sold or repaid	(17,750)	(45,567)
Investments, end of period	1,160,448	1,019,313
Amount of investments funded, at principal
First lien debt investments	44,900	83,423
Second lien debt investments	—	43
Other securities(2)	201	314
Total	45,101	83,780
Amount of investments sold/fully repaid, at principal
First lien debt investments	5,385	39,623
Total	$5,385	$39,623
Weighted average yield on debt investments, at cost(3)	11.8%	9.3%
Weighted average yield on debt investments, at fair value(3)	11.9%	9.5%
Number of portfolio companies	139	114
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value (4)	—%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)	Represents dollar amount of other securities funded.
(3)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)	Less than 0.01%

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	1,137,883	99.1	135	1,074,987	99.7	125
Risk rating 3	10,765	0.9	4	3,130	0.3	1
Risk rating 4	—	—	—	—	—	—
	$1,148,648	100.0%	139	$1,078,117	100.0%	126

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$34,623	$22,583	$98,232	$56,920
Less: Net expenses	14,258	8,907	41,576	20,165
Net investment income (loss)	20,365	13,676	56,656	36,755
Less: Excise tax expense	—	—	23	—
Net investment income (loss) after taxes	20,365	13,676	56,633	36,755
Net change in unrealized appreciation (depreciation)	10,322	(6,986)	13,268	(22,081)
Net realized gain (loss)	13	—	77	215
Net increase (decrease) in net assets resulting from operations	30,700	6,690	69,978	14,889
Preferred Stock dividend	(16)	(16)	(47)	(47)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$30,684	$6,674	$69,931	$14,842
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income	$33,439	$21,884	$95,654	$55,084
Payment-in-kind interest income	308	144	671	263
Dividend income	163	115	440	241
Other income	713	440	1,467	1,332
Total investment income	$34,623	$22,583	$98,232	$56,920
Total investment income increased from $22,583 for the three months ended September 30, 2022 to $34,623 for the three months ended September 30, 2023. Total investment income increased from $56,920 for the nine months ended September 30, 2022 to $98,232 for the nine months ended September 30, 2023. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $1,019,313 as of September 30, 2022 to $1,160,448 as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had two and one investments, respectively, that were on non-accrual status. The amortized cost of the two investments on non-accrual status as of September 30, 2023 was $5,398, and the amortized cost of the one investment on non-accrual status as of December 31, 2022 was $500.
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
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expenses:
Interest expense and other financing expenses	$13,219	$8,030	$38,929	$17,680
Management fees	356	301	1,040	844
Professional fees	608	370	1,301	886
Directors’ fees	51	51	154	154
General and other expenses	24	155	152	601
Total expenses	$14,258	$8,907	$41,576	$20,165
Excise tax expense	$—	$—	$23	$—

Interest Expense

Interest expense and other financing expenses increased from $8,030 for the three months ended September 30, 2022 to $13,219 for the three months ended September 30, 2023. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. The increase was primarily driven by approximately $597,042 of average borrowings at an average effective interest rate of 7.73% during the three months ended September 30, 2023 as compared to approximately $541,835 of average borrowings at an average effective interest rate, of 4.58% for the three months ended September 30, 2022.

Interest expense and other financing expenses increased from $17,680 for the nine months ended September 30, 2022 to $38,929 for the nine months ended September 30, 2023. The increase was primarily due to higher average borrowings outstanding over time and increased reference rates. The increase was primarily driven by approximately $602,382 of average borrowings at an average effective interest rate of 7.38% during the nine months ended September 30, 2023 as compared to approximately $526,997 of average borrowings at an average effective interest rate, of 3.53% for the nine months ended September 30, 2022.

Management Fees

Management fees, were $356 and $301 for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called. Management fees, were $1,040 and $844 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase year-over-year was primarily due to an increase in capital called. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

For the three and nine months ended September 30, 2023, we incurred professional fees of $608 and $1,301, fees to independent directors of $51 and $154, other expenses of $24 and $152, respectively.

For the three and nine months ended September 30, 2022, we incurred professional fees of $370 and $886, fees to independent directors of $51 and $154, other expenses of $155 and $601, respectively.
Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and nine months ended September 30, 2023, the Company accrued $0 and $23, respectively, of U.S. federal excise taxes. For the three and nine months ended September 30, 2022, the Company did not accrue U.S. federal excise taxes.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$13	$—	$77	$215
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	10,322	(6,986)	13,268	(22,081)
Net realized and unrealized gains (losses)	$10,335	$(6,986)	$13,345	$(21,866)
For the three and nine months ended September 30, 2023, net realized gain on our investments was $13 and $77, respectively, driven by the sale of debt investments in our portfolio. For the three and nine months ended September 30, 2022, net realized gain on our investments was $0 and $215, respectively, driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $10,322 and $13,268, respectively, was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $6,986 and $22,081, respectively, was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets. See Note 5. “Fair Value Measurements.” in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of September 30, 2023, we had one revolving credit facility outstanding, as described in “--Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2023, we had approximately $47,678 of cash, which taken together with our approximately $278,827 of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $99,300 of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $108,429.
Equity
As of September 30, 2023, we had received aggregate capital commitments of approximately $668,800. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023, were as follows (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 12, 2023	1,473,477	$30,000
Total	1,473,477	$30,000

The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022, were as follows (dollar amounts in thousands):

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
Distributions
Common Stock
The following tables summarize our distributions declared and payable to holders of the Common Stock for the nine months ended September 30, 2023 and September 30, 2022 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	12.8%	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	14.0%	18,551
September 26, 2023	September 26, 2023	October 25, 2023	0.72	14.2%	19,643
Total Distributions			$2.04		$54,711

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	11.5%	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	10.8%	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	11.1%	13,333
Total Distributions			$1.73		$38,044

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value attributable to the holders of Common Stock at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly period.

Preferred Stock
For the nine months ended September 30, 2023 and September 30, 2022, we accrued $47 and $47, respectively, of dividends to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$621,173	$278,827	$1,000,000	$591,307	$408,693
Total	$900,000	$621,173	$278,827	$1,000,000	$591,307	$408,693
For additional information on our debt obligations, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
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

See Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of the Form 10-K and “Part II, Item 1A. Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.

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
As of September 30, 2023, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$34,878	$(18,635)	$16,243
Up 200 basis points	$23,252	$(12,423)	$10,829
Up 100 basis points	$11,626	$(6,212)	$5,414
Down 100 basis points	$(11,626)	$6,212	$(5,414)
Down 200 basis points	$(23,252)	$12,423	$(10,829)
Down 300 basis points	$(34,878)	$18,635	$(16,243)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Form 10-K and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Market volatility has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended September 30, 2023, as part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

SL Investment Corp.

November 6, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

November 6, 2023	By:	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer (interim principal financial officer)