Form 10-K
period 2023-12-31
SL Investment Corp.
filed 2024-03-07
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 7, 2024, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 7, 2024 was 27,281,428.
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
•the term “MS Private Credit” refers to the U.S. private credit strategies within the private credit platform of IM;
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
•the term “Series A Preferred Stock” refers to a series of our Preferred Stock designated as the 12.0% Series A Cumulative Preferred Stock; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2023.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events;
•uncertainty and changes in the general interest rate environment;
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
•our ability to qualify and maintain our qualification as a BDC, and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign countries;
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
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Part I
Item 1. Business
We are a non-diversified, externally managed specialty finance company formed on August 24, 2020 focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by the Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and to a lesser extent, second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR.
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
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.
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
On October 9, 2020, we closed approximately $479.5 million of capital commitments to purchase shares of our Common Stock, in a private placement pursuant to subscription agreements (the “Subscription Agreements”) with investors (the “Initial Closing”). Since our Initial Closing, we held additional closings and received aggregate capital commitments to purchase Common Stock. As of December 31, 2023, total capital commitments were approximately $668.8 million.
On October 19, 2020, the Company sold 521 shares of its Series A Preferred Stock for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

We may draw down capital commitments to make investments or pay expenses at any time through October 9, 2024, the third anniversary of the Initial Closing, plus the one-year extension that has been exercised by the Adviser (such period, including any extensions, the “Investment Period”). After the end of the Investment Period, we may draw down remaining capital commitments, if any, to the extent necessary to: (a) pay and/or establish reserves for our actual or anticipated expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Investment Period, (b) complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment) and/or (d) for the Company to comply with applicable laws and regulations, including the 1940 Act, the Code, and if applicable, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For the avoidance of doubt, the termination of the Investment Period does not signify the commencement of the wind down of the Company or result in any obligation of the Company to return investors’ capital.
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
Our term will end seven years after the Initial Closing, subject to extension for an additional one-year period which has been exercised by the Adviser (the “Term”). If we have not consummated a Liquidity Event by the end of the Term, our Board of Directors (the “Board of Directors”), to the extent consistent with its fiduciary duties, will use its commercially reasonable efforts to wind down or liquidate and dissolve the Company, although we may enter into a Liquidity Event after the end of the Term.
The Adviser
We entered into an investment advisory agreement with our Adviser on September 24, 2020, which was subsequently amended on February 1, 2022 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a base management fee for investment advisory and management services. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The Investment Advisory Agreement was most recently renewed in August 2023. For more information, see “— Investment Advisory Agreement” below.
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our stockholders. These strategies include U.S. private credit (referred to herein as MS Private Credit), European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS
BDCs, and managed approximately $18.5 billion in committed capital1 as of January 1, 2024.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2023, the Direct Lending strategy includes us and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of January 1, 2024, Direct Lending managed approximately $15.6 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of
1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

January 1, 2024, Opportunistic Credit managed approximately $2.9 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
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
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2023, IM managed approximately $1.5 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement dated September 24, 2020 and subsequently amended on February 1, 2021, between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently renewed by our Board of Directors in August 2023.
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “—Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors).
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
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;

•Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien investments in order to mitigate risk and achieve our investment objective.
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography, and the avoidance of investments in such sectors is separate and apart from the ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
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
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 22% as of June 30, 2023.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Bank participation in middle-market secured loans decreased in recent years. We believe recent market-driven disruptions in the regional bank sector could further constrain bank capacity for middle market secured lending.
•Certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $618 billion of middle-market loans with maturities between the second quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin shows that as of December 31, 2023, there was more than $1,045 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses will provide for attractive risk adjusted return opportunities, due to a series of structural and market factors. We have generally witnessed an improvement in terms in recent periods, including higher reference rates, still-elevated spreads, conservative leverage profiles and lender-friendly documentation.
Although leveraged buyout activity has remained relatively subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
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
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.

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
In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The Investment Teams consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 22 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of over 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
In addition, the Investment Team has strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.

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
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on the significant number of lending opportunities with middle-market companies through relationships established by the Firm.
We believe the large volume of untapped potential lending opportunities and the scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;
•Management background checks;

•Consideration of environmental, social and governance (“ESG”) issues; and
•Negotiation of legal documentation.
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Mr. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
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

Risk Rating 1
In the opinion of our Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2
In the opinion of our Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

Risk Rating 3
In the opinion of our Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Risk Rating 4
In the opinion of our Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for further details.
Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital markets volatility and economic uncertainty.
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
In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our stockholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs.
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
We may, however, invest alongside the Affiliated Investment Accounts in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted us and our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
For a description of the potential conflicts of interest of the Company see “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateralized loan obligations (“CLOs”), other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
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
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Action, or Dodd-Frank Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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

Investments
As of December 31, 2023, we had investments in 146 portfolio companies across 29 industries. Based on fair value as of December 31, 2023, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
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
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,137,010	$1,127,366	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,903	9,191	0.8	8,381	7,972	0.7
Other Investments	9,818	9,479	0.8	8,975	8,985	0.8
Total	$1,156,731	$1,146,036	100.0%	$1,103,185	$1,078,117	100.0%

The industry composition of our investments at fair value is as follows:

	December 31, 2023	December 31, 2022	(1)
Aerospace and Defense	4.1%	4.1%
Air Freight and Logistics	1.8	1.7
Automobile Components	3.5	3.5
Automobiles	4.4	4.5
Biotechnology	0.6	0.6
Chemicals	0.1	0.1
Commercial Services & Supplies	14.6	16.0
Construction and Engineering	1.5	1.5
Containers & Packaging	3.2	3.3
Distributors	3.1	4.5
Diversified Consumer Services	3.1	3.6
Electronic Equipment, Instruments & Components	1.2	1.5
Financial Services	2.9	0.6
Food Products	0.3	0.3
Health Care Equipment & Supplies	0.5	0.4
Health Care Providers & Services	4.7	3.6
Health Care Technology	0.7	0.6
Industrial Conglomerates	1.3	0.1
Insurance Services	13.4	13.8
Interactive Media & Services	3.4	3.6
IT Services	6.2	6.8
Leisure Products	1.8	2.0
Machinery	2.0	2.5
Multi-Utilities	2.5	2.6
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.2	0.2
Professional Services	4.0	3.1
Real Estate Management & Development	3.8	3.3
Software	11.1	11.6
Wireless Telecommunication Services	—	—	(2)
Total	100.0%	100.0%

(1)
We reclassified certain industry groupings of our portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.

(2)	Amounts rounds to 0.0%

The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,363	$1,388	0.1%	$1,298	$1,279	0.1%
Canada	42,257	42,085	3.7	46,200	44,881	4.2
United Kingdom	2,053	2,091	0.2	1,847	1,847	0.2
United States	1,111,058	1,100,472	96.0	1,053,840	1,030,110	95.5
Total	$1,156,731	$1,146,036	100.00%	$1,103,185	$1,078,117	100.0%
See the Consolidated Schedule of Investments in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information.

Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 193.70% and 187.14%.
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
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a base management fee for investment advisory and management services. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our stockholders, including, in each case, a majority of the Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2023.
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
Base Management Fee
The base management fee is calculated at an annual rate of 0.25% of our average Capital Under Management (as defined below), at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, Capital Under Management as of such quarter-end). Capital Under Management does not include capital acquired through the use of leverage. Our Adviser does not receive any fees on unused capital commitments. The management fee for any partial quarter is appropriately prorated.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or advised by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
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
•We are subject to risks associated with the JPM Funding Facility (as defined below) and any other Credit Facilities.
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
Regulation as a Business Development Company
General

On October 6, 2020, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. Shares of our Common Stock are not currently listed on a national securities exchange; and we do not intend to target a quotation or listing of our Common Stock on a national security exchange to allow for such trading. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated, and intend to qualify annually, as a RIC. See “— Certain Material U.S. Federal Income Tax Considerations.”
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On September 24, 2020, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of September 25, 2020. In connection with such approval and as required by applicable law for unlisted BDCs, we offered to repurchase the shares of our sole stockholder as of the date of such approval, which offer the sole stockholder declined. As a result of the stockholder approval, effective September 25, 2020, the asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. Under the 1940 Act, any preferred stock we issue, including the Series A Preferred Stock (as defined below), will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly-owned, consolidated subsidiary.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics' requirements. The codes of ethics for each of the Adviser and us are available on the SEC’s website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Investment Advisers Act of 1940, or the Advisers Act, has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser votes proxies relating to our portfolio securities in what it believes to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to the Company’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in us, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
We and the Adviser each treat all of the nonpublic personal information we receive with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in us and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
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
Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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
•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On September 30, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 26, 2024.

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
•In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
◦qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
◦derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
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
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder’s basis in Common Stock.

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
Although the transition process away from LIBOR has become increasingly well-defined (e.g., the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other current reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities, linked to LIBOR, or the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs our reference based products using applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments, that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions, or, in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
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
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates. As of December 31, 2023, we did not hold any investments in our debt portfolio that bore interest at a floating rate determined on the basis of LIBOR.
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
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
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
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order applicable to us, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by the Independent

Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
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
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or the Order, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business— Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our stockholders dividends for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for dividends paid, to our stockholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2023 assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023 (1)	(29.3)%	(18.7)%	(8.0)%	2.7%	13.3%
(1) Assumes $1,199.7 million in total assets, $599.4 million in debt outstanding and $562.6 million in net assets as of December 31, 2023, and an average cost of funds of 7.51%, which is our weighted average interest rate as of December 31, 2023, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $599.4 million as of December 31, 2023 and the effective weighted average annual interest rate of 7.51% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 3.75% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the JPM Funding Facility and any other Credit Facility.
SLIC Financing SPV, LLC, our wholly owned subsidiary and a Delaware limited liability company (“SLIC SPV”), entered into an amended and restated loan and security agreement, by and among SLIC SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior secured revolving credit facilities (each, a “Credit Facility”). As a result of the JPM Funding Facility and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
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
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facilities provide and we expect that any future Credit Facility would provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our Common Stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of Common Stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the net asset value of shares of our Common Stock.

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

Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance services industry, which could reduce their profitability and potentially limit their growth.
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

The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
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
Investments in private, middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.
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
Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Our investments, in particular investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, could include “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
The lack of liquidity in our investments may adversely affect our business.
Our investments are illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
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

The day-to-day operations of each portfolio company in which we invest are the responsibility of that portfolio company’s management team. Although we are responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
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
•Inability of the Adviser to employ additional experienced investment professionals or the departure of our Adviser or certain of its key personnel;
•Escalation of tensions and conflicts in Europe and elsewhere, including Ukraine and Russia and Israel and Gaza, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•Elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•The impact of supply chain constraints on our portfolio companies and the global economy;
•The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions and cybersecurity attacks;
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
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and other global central banks, the failure of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
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
Certain tax law changes have been enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations. Such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
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
In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we cease to be an “emerging growth company.” Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
Additionally, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control.     If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
Economic activity has accelerated across sectors and regions in recent periods. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand and other factors, inflation has accelerated in the United States and globally. Higher inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy could continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits with the Federal Deposit Insurance Corporation, or FDIC, and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such FDIC insurance limitations.
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
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
The Company and the broader financial services industry face an increasingly complex and evolving threat environment.
Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of Morgan Stanley’s Board of Directors (the “MS Board”) and the Operations and Technology Committee of the MS Board (“BOTC”).
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its stockholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
The Adviser and the Administrator manage the Company’s day-to-day operations, and the Company uses the Cybersecurity Program to assess, identify and manage material cybersecurity risks affecting the Company and its operations. The Company’s business is dependent on the communications and information systems of Morgan Stanley, including but not limited to the Cybersecurity Program, and other third-party service providers.
Processes for assessing, identifying, and managing material risks from cybersecurity threats

Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and stockholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley forensics team, which develops and implements technologies designed to help detect these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Where a potential threat is identified in Morgan Stanley’s environment or which impacts the Company, Morgan Stanley’s incident response team evaluates the potential impact to the Firm and, as relevant, the Company, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department, review external cybersecurity incidents that may be relevant to the Firm and the Company, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular training exercises for its employees and consultants, including those personnel relied upon by the Company.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Risk, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company. Those processes are periodically tested through tabletop exercises.
The Chief Compliance Officer (“CCO”) of the Company is responsible for overseeing the Company’s risk management function and generally and relies on the CIO, CISO, and Head of Operational Risk to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of Operational Risk has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of Operational Risk report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, the CISO, and the Head of Operational Risk, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2023, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We do not own any real estate.
Item 3. Legal Proceedings
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
Holders
As of March 7, 2024, we had 15 holders of record of our Common Stock.
Dividends and Distributions to Common and Preferred Stockholders
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations.”
We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
The following table summarizes our distributions declared and payable for the year ended December 31, 2023 to holders of our Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	18,551
September 26, 2023	September 26, 2023	October 25, 2023	0.72	19,643
December 28, 2023	December 28, 2023	January 25, 2024	0.78	21,280
Total Distributions			$2.82	$75,991
The following table summarizes our distributions declared and payable for the year ended December 31, 2022 to holders of our Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	13,333
December 20, 2022	December 20, 2022	January 19, 2023	0.60	14,285
Total Distributions			$2.33	$52,329
For the years ended December 31, 2023 and December 31, 2022 we paid approximately $63 and $63 of dividends to holders of our Series A Preferred Stock, respectively.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K..
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR).
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
Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:
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
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise, which expenses are ultimately borne by our stockholders. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
Portfolio as of December 31, 2023
As of December 31, 2023, we had investments in 146 portfolio companies across 29 industries. Based on fair value as of December 31, 2023, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors for the applicable interest rate. The weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
Portfolio as of December 31, 2022
As of December 31, 2022, we had investments in 126 portfolio companies across 29 industries. Based on fair value as of December 31, 2022, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors for the applicable interest rate. The weighted average total yield of investments in debt securities at amortized cost was 10.7%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
The composition of our portfolio is presented below:

	As of
	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,137,010	$1,127,366	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,903	9,191	0.8	8,381	7,972	0.7
Other Investments	9,818	9,479	0.8	8,975	8,985	0.8
Total	$1,156,731	$1,146,036	100.0%	$1,103,185	$1,078,117	100.0%

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the For the Year Ended
	December 31, 2023	December 31, 2022
New Investments Committed
Gross Principal Balance(1)	$161,166	$269,495
Less: Syndications	(12,225)	—
Net New Investments Committed	148,941	269,495
Investments, at Cost
Investments, beginning of period	1,103,185	885,827
New investments purchased	177,903	333,827
Net accretion of discount on investments	4,238	4,296
Payment-in-kind	1,780	695
Net realized gain (loss) on investments	81	202
Investments sold or repaid	(130,456)	(121,662)
Investments, end of period	1,156,731	1,103,185
Amount of investments funded, at principal
First lien debt investments	180,486	336,418
Second lien debt investments	1,508	979
Other investments(2)	247	2,346
Total	182,241	339,743
Amount of investments sold/fully repaid, at principal
First lien debt investments	84,229	96,241
Total	$84,229	$96,241
Weighted average yield on debt investments, at cost(3)	11.8%	10.7%
Weighted average yield on debt investments, at fair value(3)	11.9%	10.9%
Number of portfolio companies	146	126
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value (4)	—%	—%

(1)	Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)	Represents dollar amount of other investments funded.
(3)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)	Less than 0.1%

Investment Performance Rating
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
Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.
Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023		December 31, 2022
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$1,050	0.1%	$—	—%
Risk rating 2	1,129,981	98.6	1,074,987	99.7
Risk rating 3	10,900	1.0	3,130	0.3
Risk rating 4	4,105	0.3	—	—
	$1,146,036	100.0%	$1,078,117	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended
	December 31, 2023	December 31, 2022
Total investment income	$134,352	$83,441
Less: Net expenses	56,252	31,433
Net investment income (loss)	78,100	52,008
Less: Excise tax expense	93	4
Net investment income (loss) after taxes	78,007	52,004
Net change in unrealized appreciation (depreciation)	14,373	(28,306)
Net realized gain (loss)	81	202
Net increase (decrease) in net assets resulting from operations	92,461	23,900
Preferred Stock dividend	(63)	(63)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$92,398	$23,837

Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Investment income:
Interest income	$130,340	$80,848
Payment-in-kind	1,272	350
Dividend income	598	413
Other income	2,142	1,830
Total investment income	$134,352	$83,441
Total investment income increased from $83,441 for the year ended December 31, 2022 to $134,352 for the year ended December 31, 2023. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $1,103,185 as of December 31, 2022 to $1,156,731 as of December 31, 2023. Weighted average asset yield of debt investments at cost increased from 10.7% at December 31, 2022 to 11.8%.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Expenses:
Interest and other financing expenses	$52,686	$28,153
Management fees	1,396	1,169
Organization and offering costs	—	—
Professional fees	1,762	1,209
Directors’ fees	211	205
Administrative service fees	—	—
General and other expenses	197	697
Total expenses	$56,252	$31,433
Excise tax expense	$93	$4
Interest Expense and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $52,686 and $28,153 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to higher average borrowings outstanding and increased reference rates. For the year ended December 31, 2023 and December 31, 2022 average borrowings outstanding were $606,642 and $535,792, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023 and December 31, 2022 were 7.51% and 4.19%, respectively.
Management Fees
Management fees, were $1,396 and $1,169 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to an increase in capital called. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and other administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2023	December 31, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$81	$202
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	14,373	(28,306)
Net realized and unrealized gains (losses)	$14,454	$(28,104)
For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $14,373 was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $28,306 was primarily driven by the net decrease of valuations of our debt and equity investments in a widening credit spread environment and volatile markets. For further details, see Note 5. “Fair Value Measurements.” to our consolidated financial statements included in this report.

For a comparison of the consolidated results of operations for the year ended December 31, 2021, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in our annual report Form 10-K filed on March 10, 2023, which is incorporated by reference herein.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of December 31, 2023, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2023, we had approximately $36.6 million of cash, which taken together with our approximately $300.6 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $99.3 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $104.6 million.
Equity
As of December 31, 2023, we had received aggregate capital commitments of approximately $668,800. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023, were as follows (dollar amounts in thousands):

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
Distributions
Common Stock
The following tables summarize our distributions declared and payable to holders of the Common Stock for the year ended December 31, 2023 and December 31, 2022 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	18,551
September 26, 2023	September 26, 2023	October 25, 2023	0.72	19,643
December 28, 2023	December 28, 2023	January 25, 2024	0.78	21,280
Total Distributions			$2.82	$75,991

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	13,333
December 20, 2022	December 20, 2022	January 19, 2023	0.60	14,285
Total Distributions			$2.33	$52,329
Preferred Stock
For the year ended December 31, 2023 and December 31, 2022 we accrued $63 and $63, respectively, of dividends to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$599,373	$300,627	$1,000,000	$591,307	$408,693
Total	$900,000	$599,373	$300,627	$1,000,000	$591,307	$408,693

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On February 29, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per share, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 25, 2024 to Common Stock holders of record as of March 29, 2024.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with the Consolidated Financial Statements included in this Report and the “Risk Factors” in Part I, Item 1A of this Report.

RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Indemnification Agreement.
For further details, see Note 3. “Related Party Transactions” to our consolidated financial statements included in this report.
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
Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors–We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of this Report on Form 10-K and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in this Report.
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
As of December 31, 2023, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$34,741	$(17,981)	$16,760
Up 200 basis points	$23,161	$(11,987)	$11,174
Up 100 basis points	$11,580	$(5,994)	$5,586
Up 25 basis points	$2,895	$(1,498)	$1,397
Down 25 basis points	$(2,895)	$1,498	$(1,397)
Down 100 basis points	$(11,580)	$5,994	$(5,586)
Down 200 basis points	$(23,161)	$11,987	$(11,174)
Down 300 basis points	$(34,741)	$17,981	$(16,760)
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
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of SL Investment Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period then ended, and financial highlights for the years ended December 31, 2023, 2022 and 2021 and the period from August 24, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and financial highlights for the years ended December 31, 2023, 2022 and 2021 and the period from August 24, 2020 (inception) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP
New York, NY
March 7, 2024
We have served as the Company's auditor since 2020.

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	December 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,156,731 and $1,103,185)	$1,146,036	$1,078,117
Cash	36,643	25,116
Deferred financing costs	5,769	6,070
Subscription receivable	—	18,597
Interest and dividend receivable from non-controlled/non-affiliated investments	10,834	7,712
Receivable for investments sold/repaid	387	228
Prepaid expenses and other assets	18	17
Total assets	1,199,687	1,135,857

Liabilities
Debt	599,373	591,307
Payable for investments purchased	280	39
Payable to affiliates (Note 3)	1,246	1,167
Dividends payable	21,280	14,285
Management fees payable	356	325
Interest and other financing costs payable	13,167	11,374
Accrued expenses and other liabilities	1,345	1,128
Total liabilities	637,047	619,625

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding )	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 27,281,428 and 25,807,951 shares issued and outstanding )	27	26
Paid-in capital in excess of par value of Common Stock	569,210	539,366
Total distributable earnings (loss)	(7,118)	(23,681)
Total net assets	562,640	516,232
Total liabilities and net assets	$1,199,687	$1,135,857
Net asset value per common share	$20.60	$19.98
The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$130,340	$80,848	$30,031
Payment-in-kind	1,272	350	192
Dividend income	598	413	8
Other income	2,142	1,830	3,103
Total investment income	134,352	83,441	33,334

Expenses:
Interest and other financing expenses	52,686	28,153	7,818
Management fees	1,396	1,169	490
Organization and offering costs	—	—	158
Professional fees	1,762	1,209	876
Directors’ fees	211	205	205
Administrative service fees	—	—	6
General and other expenses	197	697	558
Total expenses	56,252	31,433	10,111
Net investment income (loss) before taxes	78,100	52,008	23,223
Excise tax expense	93	4	45
Net investment income (loss) after taxes	78,007	52,004	23,178

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	81	202	357
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	14,373	(28,306)	3,133
Net realized and unrealized gains (losses)	14,454	(28,104)	3,490
Net increase (decrease) in net assets resulting from operations	92,461	23,900	26,668
Preferred Stock dividend	(63)	(63)	(63)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$92,398	$23,837	$26,605

Per share information—basic and diluted
Net investment income (loss) per common share (basic and diluted)	$2.92	$2.34	$2.55
Earnings (loss) per common share (basic and diluted)	$3.45	$1.07	$2.92
Weighted average common shares outstanding :	26,752,591	22,199,480	9,104,367

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net assets at beginning of period	$516,232	$429,724	$77,396
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	78,007	52,004	23,178
Net realized gain (loss)	81	202	357
Net change in unrealized appreciation (depreciation)	14,373	(28,306)	3,133
Net increase (decrease) in net assets resulting from operations	92,461	23,900	26,668

Distributions to stockholders from:
Distributable earnings	(76,053)	(52,392)	(21,840)
Total distributions to stockholders	(76,053)	(52,392)	(21,840)

Capital transactions:
Issuance of Common Stock	30,000	115,000	347,500
Net increase (decrease) in net assets resulting from capital transactions	30,000	115,000	347,500
Total increase (decrease) in net assets	46,408	86,508	352,328
Net assets at end of period	$562,640	$516,232	$429,724
Distribution per share	$2.82	$2.33	$1.84

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$92,461	$23,900	$26,668
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(14,373)	28,306	(3,133)
Net realized (gain) loss on investments	(81)	(202)	(357)
Net accretion of discount and amortization of premium on investments	(4,238)	(4,296)	(2,567)
Payment-in-kind interest and dividend capitalized	(1,780)	(695)	(146)
Amortization of deferred financing costs	2,556	1,693	1,095
Amortization of deferred offering costs	—	—	63
Purchases of investments and change in payable for investments purchased	(177,662)	(333,788)	(856,531)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold.	130,297	121,486	81,849
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(3,122)	(4,244)	(3,166)
(Increase) decrease in prepaid expenses and other assets	(1)	80	(20)
(Decrease) increase in payable to affiliates	79	(196)	814
(Decrease) increase in management fee payable	31	111	187
(Decrease) increase in interest payable	2,500	7,294	2,378
(Decrease) increase in accrued expenses and other liabilities	217	(764)	1,512
Net cash provided by (used in) operating activities	26,884	(161,315)	(751,354)

Cash flows from financing activities:
Borrowings on debt	122,000	240,000	569,900
Repayments on debt	(113,935)	(152,093)	(124,000)
Proceeds from issuance of Common Stock and change in subscription receivable	48,597	129,593	314,310
Deferred financing costs paid	(2,961)	(1,922)	(3,850)
Dividends paid in cash	(69,058)	(49,379)	(10,650)
Offering costs paid	—	—	(1)
Net cash provided by (used in) financing activities	(15,357)	166,199	745,709
Net increase (decrease) in cash	11,527	4,884	(5,645)
Cash, beginning of period	25,116	20,232	25,877
Cash, end of period	$36,643	$25,116	$20,232

SL Investment Corp.
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise Tax Paid	$26	$45	$—
Accrued but unpaid excise tax expense	$—	$—	$45
Interest expense paid	$47,631	$19,476	$3,503
Accrued but unpaid dividends	$21,280	$14,285	$11,273
Accrued but unpaid deferred financing costs	$—	$636	$2,179
Subscriptions receivable	$—	$18,597	$33,190
The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(4) (5) (6)	S +	5.00%	10.45%	12/22/2026	11,986	$11,821	$11,872	2.11%
Jonathan Acquisition Company	(4) (6) (12)	S +	5.00%	10.45%	12/22/2025	1,098	1,079	1,080	0.19
Mantech International CP	(4) (5) (7)	S +	5.75%	11.13%	09/14/2029	10,665	10,481	10,665	1.90
Mantech International CP	(4) (7) (12)	S +	5.75%	11.13%	09/14/2029	921	891	921	0.16
Mantech International CP	(4) (7) (12)	S +	5.75%	11.13%	09/14/2028	—	(25)	—	—
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.75%	04/22/2027	7,734	7,687	7,690	1.37
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.75%	04/22/2027	7,789	7,688	7,745	1.38
PCX Holding Corp.	(4) (6) (12)	S +	6.25%	11.75%	04/22/2027	370	366	366	0.07
Two Six Labs, LLC	(4) (5) (7)	S +	5.50%	10.88%	08/20/2027	4,992	4,924	4,882	0.87
Two Six Labs, LLC	(4) (7)	S +	5.50%	10.88%	08/20/2027	1,813	1,787	1,773	0.32
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.88%	08/20/2027	—	(11)	(21)	—
							46,688	46,973	8.35
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	S +	5.75%	11.18%	06/11/2027	2,364	2,328	2,347	0.42
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	5.00%	10.54%	12/30/2026	14,506	14,412	13,819	2.46
Omni Intermediate Holdings, LLC	(4) (6) (12)	S +	5.00%	10.54%	12/30/2026	1,545	1,530	1,471	0.26
Omni Intermediate Holdings, LLC	(4) (12)	P +	4.00%	12.50%	12/30/2025	1,030	1,022	968	0.17
RoadOne IntermodaLogistics	(4) (6)	S +	6.25%	11.61%	12/29/2028	629	612	617	0.11
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.61%	12/29/2028	58	55	55	0.01
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.61%	12/29/2028	8	4	5	—
							19,963	19,282	3.43
Automobile Components
Continental Battery Company	(4) (5) (6)	S +	6.75% (incl. 4.08% PIK)	12.34%	01/20/2027	6,204	6,121	5,165	0.92
Randy's Holdings, Inc.	(4) (5) (6)	S +	6.50%	11.87%	11/01/2028	2,484	2,420	2,476	0.44
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.87%	11/01/2028	—	(10)	(3)	—
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.87%	11/01/2028	97	89	95	0.02
Sonny's Enterprises, LLC	(4) (5) (6)	S +	6.75%	12.28%	08/05/2026	19,852	19,595	19,852	3.53
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	12.28%	08/05/2028	109	103	109	0.02
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	12.28%	08/05/2027	—	(5)	—	—
Spectrum Automotive Holdings Corp.	(4) (5) (7)	S +	5.75%	11.22%	06/29/2028	10,033	9,926	9,809	1.74
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.22%	06/29/2028	2,300	2,272	2,237	0.40
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.22%	06/29/2027	—	(3)	(8)	—
							40,508	39,732	7.06

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.63%	02/28/2025	8,796	$8,735	$8,712	1.55%
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.63%	02/28/2025	1,540	1,529	1,525	0.27
ARI Network Services, Inc.	(4) (7) (12)	S +	5.25%	10.63%	02/28/2025	—	(8)	(12)	—
Summit Buyer, LLC	(4) (5) (6)	S +	5.75%	11.26%	01/14/2026	9,384	9,287	9,159	1.63
Summit Buyer, LLC	(4) (6) (12)	S +	5.75%	11.26%	01/14/2026	13,736	13,587	13,402	2.38
Summit Buyer, LLC	(4) (12)	P +	4.75%	13.25%	01/14/2026	—	(10)	(25)	—
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.50%	12/02/2025	16,095	15,942	15,943	2.83
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.50%	12/02/2025	1,473	1,458	1,460	0.26
							50,520	50,164	8.92
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	S +	5.50%	11.20%	04/27/2027	6,346	6,306	6,322	1.12
GraphPad Software, LLC	(4) (12)	P +	5.00%	13.50%	04/27/2027	375	371	372	0.07
							6,677	6,694	1.19
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S +	5.75%	11.21%	12/22/2027	1,517	1,494	1,486	0.26
V Global Holdings, LLC	(4) (7) (12)	S +	5.75%	11.21%	12/22/2025	86	84	82	0.01
							1,578	1,568	0.28
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	10.30%	12/23/2026	7,331	7,252	7,331	1.30
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	10.30%	12/23/2026	2,352	2,332	2,352	0.42
365 Retail Markets, LLC	(4) (6) (12)	S +	4.75%	10.30%	12/23/2026	—	(12)	—	—
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	12.51%	12/09/2029	840	817	840	0.15
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S +	7.25%	12.51%	12/09/2028	—	(2)	—	—
BPG Holdings IV Corp.	(4) (5) (7)	S +	6.00%	11.36%	07/29/2029	9,529	8,977	9,306	1.65
Encore Holdings, LLC	(4) (5) (7)	S +	4.50%	10.45%	11/23/2028	9,154	9,034	9,154	1.63
Encore Holdings, LLC	(4) (5) (7)	S +	4.50%	10.45%	11/23/2028	17,803	17,617	17,803	3.16
Encore Holdings, LLC	(4) (7) (12)	S +	4.50%	10.45%	11/23/2027	—	(31)	—	—
Energy Labs Holdings Corp.	(4) (5) (6)	S +	5.25%	10.71%	04/07/2028	384	379	379	0.07
Energy Labs Holdings Corp.	(4) (6)	S +	5.25%	10.71%	04/07/2028	36	36	36	0.01
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	10.71%	04/07/2028	24	23	23	—
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.77%	12/15/2028	15,220	14,986	15,129	2.69
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.77%	12/15/2028	3,569	3,515	3,547	0.63
FLS Holding, Inc.	(4) (6) (9) (12)	S +	5.25%	10.77%	12/17/2027	—	(19)	(9)	—
Helios Service Partners, LLC	(4) (6)	S +	6.25%	11.88%	03/19/2027	244	239	242	0.04
Helios Service Partners, LLC	(4) (6) (12)	S +	6.25%	11.88%	03/19/2027	248	240	243	0.04
Helios Service Partners, LLC	(4) (6) (12)	S +	6.00%	11.88%	03/19/2027	27	26	26	—

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(4) (5) (6)	S +	6.25%	11.60%	10/02/2030	4,422	$4,303	$4,303	0.76%
Iris Buyer, LLC	(4) (5) (6) (12)	S +	6.25%	11.60%	10/02/2030	92	82	82	0.01
Iris Buyer, LLC	(4) (5) (6) (12)	S +	6.25%	11.60%	10/02/2029	—	(17)	(17)	—
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	12.51%	12/09/2029	67	66	66	0.01
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.86%	07/15/2027	12,870	12,726	12,664	2.25
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.86%	07/15/2027	4,169	4,112	4,102	0.73
PDFTron Systems, Inc.	(4) (6) (9) (12)	S +	5.50%	10.86%	07/15/2026	1,650	1,616	1,597	0.28
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	S +	5.00%	10.54%	12/20/2028	15,556	15,317	15,094	2.68
Procure Acquireco, Inc. (Procure Analytics)	(4) (7)	S +	5.00%	10.54%	12/20/2028	769	756	746	0.13
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	S +	5.00%	10.54%	12/20/2028	—	(11)	(28)	—
Sherlock Buyer Corp.	(4) (5) (6)	S +	5.75%	11.20%	12/08/2028	18,367	18,085	18,356	3.26
Sherlock Buyer Corp.	(4) (6) (12)	S +	5.75%	11.20%	12/08/2028	—	(38)	(3)	—
Sherlock Buyer Corp.	(4) (6) (12)	S +	5.75%	11.20%	12/08/2027	—	(28)	(1)	—
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S +	6.75%	12.10%	12/28/2029	2,068	2,012	2,068	0.37
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	12.10%	12/28/2029	—	(7)	—	—
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	12.10%	12/28/2028	218	208	218	0.04
Sweep Purchaser, LLC	(4) (5) (6)	S +	5.75%	11.23%	11/30/2026	2,872	2,841	2,293	0.41
Sweep Purchaser, LLC	(4) (5) (6) (12)	S +	5.75%	11.23%	11/30/2026	1,958	1,935	1,545	0.27
Sweep Purchaser, LLC	(4) (6) (12)	S +	5.75%	11.23%	11/30/2026	459	455	365	0.06
Tamarack Intermediate, LLC	(4) (5) (7)	S +	5.75%	11.28%	03/13/2028	5,548	5,462	5,415	0.96
Tamarack Intermediate, LLC	(4) (7) (12)	S +	5.75%	11.28%	03/13/2028	202	192	192	0.03
Tamarack Intermediate, LLC	(4) (7) (12)	S +	5.75%	11.28%	03/13/2028	—	(13)	(22)	—
Vensure Employer Services, Inc.	(4) (7) (12)	S +	5.25%	10.63%	04/01/2027	1,280	1,193	1,193	0.21
VRC Companies, LLC	(4) (5) (6)	S +	5.75%	11.12%	06/29/2027	26,566	26,305	26,531	4.72
VRC Companies, LLC	(4) (6)	S +	5.75%	11.12%	06/29/2027	2,868	2,837	2,864	0.51
VRC Companies, LLC	(4) (6) (12)	S +	5.75%	11.12%	06/29/2027	—	(6)	(1)	—
							165,792	166,024	29.51
Construction & Engineering
KPSKY Acquisition, Inc.	(4) (5) (7)	S +	5.25%	10.74%	10/19/2028	14,513	14,296	14,179	2.52
KPSKY Acquisition, Inc.	(4) (5) (7)	S +	5.25%	10.74%	10/19/2028	3,451	3,395	3,371	0.60
Superman Holdings, LLC	(4) (6)	S +	6.13%	11.47%	08/31/2027	402	393	397	0.07
Superman Holdings, LLC	(4) (6) (12)	S +	6.13%	11.47%	08/31/2027	—	(1)	(1)	—
							18,083	17,946	3.19
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	S +	5.50%	10.95%	12/11/2028	23,250	22,894	22,595	4.02
FORTIS Solutions Group, LLC	(4) (5) (7)	S +	5.50%	10.95%	10/13/2028	11,510	11,338	11,510	2.05
FORTIS Solutions Group, LLC	(4) (7) (12)	S +	5.50%	10.95%	10/15/2028	60	55	60	0.01

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
FORTIS Solutions Group, LLC	(4) (7) (12)	S +	5.50%	10.95%	10/15/2027	58	$43	$58	0.01%
							34,330	34,223	6.08
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S +	6.00%	11.44%	11/30/2026	9,846	9,698	9,232	1.64
48Forty Solutions, LLC	(4) (12)	P +	5.00%	13.50%	11/30/2026	905	886	811	0.14
Avalara, Inc.	(4) (5) (7)	S +	7.25%	12.60%	10/19/2028	2,563	2,512	2,563	0.46
Avalara, Inc.	(4) (7) (12)	S +	7.25%	12.60%	10/19/2028	—	(5)	—	—
Bradyifs Holdings, LLC	(4) (5) (6)	S +	6.00%	11.38%	10/31/2029	869	852	852	0.15
Bradyifs Holdings, LLC	(4) (6) (12)	S +	6.00%	11.38%	10/31/2029	23	22	22	—
Bradyifs Holdings, LLC	(4) (6) (12)	S +	6.00%	11.38%	10/31/2029	—	(1)	(1)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.47%	11/01/2028	14,989	14,875	14,415	2.56
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.47%	11/01/2028	8,340	8,279	8,020	1.43
							37,118	35,914	6.38
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (6)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	14,317	14,048	14,048	2.50
Apex Service Partners, LLC	(4) (6) (12)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	761	719	719	0.13
Apex Service Partners, LLC	(4) (6) (12)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2029	91	70	70	0.01
Assembly Intermediate, LLC	(4) (5) (6)	S +	6.00%	11.45%	10/19/2027	8,889	8,765	8,555	1.52
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.00%	11.45%	10/19/2027	1,556	1,529	1,472	0.26
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.00%	11.45%	10/19/2027	—	(11)	(33)	(0.01)
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	12.04%	03/05/2027	704	694	649	0.12
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	12.04%	03/05/2027	—	(35)	(197)	(0.04)
Groundworks, LLC	(4) (5) (6)	S +	6.50%	11.90%	03/14/2030	163	158	162	0.03
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.90%	03/14/2030	4	3	4	—
Groundworks, LLC	(4) (6) (12)	S +	6.50%	11.90%	03/14/2029	—	—	—	—
Heartland Home Services, Inc.	(4) (7)	S +	5.75%	11.11%	12/15/2026	1,946	1,932	1,942	0.35
Lightspeed Solution, LLC	(4) (5) (7)	S +	6.50% (incl. 2.17% PIK)	11.86%	03/01/2028	3,941	3,884	3,870	0.69
Lightspeed Solution, LLC	(4) (7) (12)	S +	6.50% (incl. 2.17% PIK)	11.82%	03/01/2028	212	202	190	0.03
LUV Car Wash Group, LLC	(4) (5) (6) (12)	S +	7.00%	12.55%	12/09/2026	714	707	711	0.13
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	12.16%	07/14/2028	1,464	1,440	1,322	0.23
Magnolia Wash Holdings	(4) (6)	S +	6.50%	12.16%	07/14/2028	313	308	283	0.05
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	12.01%	07/14/2028	39	38	32	0.01
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	12.03%	07/25/2028	1,424	1,401	1,411	0.25
Spotless Brands, LLC	(4) (6)	S +	6.50%	12.03%	07/25/2028	270	265	267	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	12.03%	07/25/2028	10	9	10	—
Vertex Service Partners, LLC	(4) (5) (7)	S +	5.50%	10.90%	11/08/2030	207	202	202	0.04
Vertex Service Partners, LLC	(4) (7) (12)	S +	5.50%	10.90%	11/08/2030	100	94	94	0.02

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(4) (7) (12)	S +	5.50%	10.90%	11/08/2030	—	$(1)	$(1)	—%
							36,421	35,782	6.36
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	6.00%	11.54%	07/06/2028	1,910	1,881	1,578	0.28
Abracon Group Holdings, LLC	(4) (7) (12)	S +	6.00%	11.54%	07/06/2028	—	(2)	(24)	—
Abracon Group Holdings, LLC	(4) (7)	S +	6.00%	11.54%	07/06/2028	127	125	105	0.02
Dwyer Instruments, Inc.	(4) (5) (7)	S +	5.75%	11.17%	07/21/2027	3,020	2,972	2,959	0.53
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.17%	07/21/2027	640	623	621	0.11
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.17%	07/21/2027	—	(5)	(6)	—
Infinite Bidco, LLC	(4) (8)	S +	6.25%	11.88%	03/02/2028	4,694	4,573	4,665	0.83
Magneto Components Buyco, LLC	(4) (5)	S +	6.00%	11.36%	12/05/2030	220	216	216	0.04
Magneto Components Buyco, LLC	(4) (12)	S +	6.00%	11.36%	12/05/2030	—	—	—	—
Magneto Components Buyco, LLC	(4) (12)	S +	6.00%	11.36%	12/05/2029	—	(1)	(1)	—
							10,382	10,113	1.80
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25% PIK	11.61%	05/25/2029	1,654	1,634	1,614	0.29
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	11.61%	05/25/2028	—	(3)	(5)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	12.11%	07/30/2029	1,810	1,762	1,810	0.32
Cerity Partners, LLC	(4) (7)	S +	6.75%	12.11%	07/30/2029	2,544	2,479	2,544	0.45
GC Waves Holdings, Inc.	(4) (7)	S +	6.00%	11.46%	08/11/2028	229	225	225	0.04
GC Waves Holdings, Inc.	(4) (7) (12)	S +	6.00%	11.46%	08/11/2028	63	47	50	0.01
GC Waves Holdings, Inc.	(4) (7) (12)	S +	6.00%	11.46%	08/11/2028	—	(1)	(1)	—
SitusAMC Holdings Corp.	(4) (5) (7)	S +	5.50%	10.95%	12/22/2027	6,674	6,623	6,661	1.18
Smarsh, Inc.	(4) (5) (7)	S +	5.75%	11.10%	02/16/2029	4,286	4,218	4,213	0.75
Smarsh, Inc.	(4) (7) (12)	S +	5.75%	11.10%	02/16/2029	536	523	518	0.09
Smarsh, Inc.	(4) (7) (12)	S +	5.75%	11.10%	02/16/2029	—	(4)	(5)	—
Trintech, Inc.	(4) (5) (6)	S +	6.50%	11.86%	07/25/2029	14,961	14,677	14,680	2.61
Trintech, Inc.	(4) (6) (12)	S +	6.50%	11.86%	07/25/2029	367	344	343	0.06
							32,524	32,647	5.80
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	S +	7.25% (incl. 1.00% PIK)	12.68%	12/18/2025	3,612	3,581	3,309	0.59
Health Care Equipment & Supplies
Performance Health Holdings, Inc	(4) (5) (6)	S +	5.75%	11.32%	07/12/2027	4,028	3,975	4,007	0.71
PerkinElmer U.S., LLC	(4) (5) (6)	S +	6.75%	12.00%	03/13/2029	655	637	653	0.12
Tidi Legacy Products, Inc.	(4) (5) (6)	S +	5.50%	10.86%	12/19/2029	682	668	668	0.12
Tidi Legacy Products, Inc.	(4) (6) (12)	S +	5.50%	10.86%	12/19/2029	—	(2)	(2)	—

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Tidi Legacy Products, Inc.	(4) (6) (12)	S +	5.50%	10.86%	12/19/2029	—	$(2)	$(2)	—%
YI, LLC	(4) (5) (6)	S +	5.75%	11.09%	12/03/2029	245	241	241	0.04
YI, LLC	(4) (6) (12)	S +	5.75%	11.09%	12/01/2029	—	(1)	(1)	—
YI, LLC	(4) (6) (12)	S +	5.75%	11.09%	12/03/2029	—	(1)	(1)	—
							5,515	5,563	0.99
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.85%	04/03/2028	14,564	14,244	14,225	2.53
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.85%	04/03/2028	1,503	1,478	1,468	0.26
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S +	6.50%	11.85%	09/22/2026	750	745	750	0.13
Gateway US Holdings, Inc.	(4) (7) (9)	S +	6.50%	11.85%	09/22/2026	211	210	211	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.50%	11.85%	09/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	10.21%	12/10/2026	3,836	3,812	3,801	0.68
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	10.21%	12/10/2026	8,685	8,632	8,605	1.53
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	4.75%	10.21%	12/10/2026	—	(5)	(7)	—
iCIMS, Inc.	(4) (5) (7)	S +	7.25% (incl. 3.88% PIK)	12.62%	08/18/2028	1,622	1,599	1,622	0.29
iCIMS, Inc.	(4) (7) (12)	S +	7.25% (incl. 3.88% PIK)	12.62%	08/18/2028	—	—	—	—
iCIMS, Inc.	(4) (7) (12)	S +	7.25% (incl. 3.88% PIK)	12.62%	08/18/2028	3	3	3	—
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	12.03%	08/21/2026	928	908	874	0.16
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	12.03%	08/21/2026	63	63	60	0.01
Pareto Health Intermediate Holdings, Inc.	(4) (6)	S +	6.50%	11.97%	05/31/2030	1,044	1,024	1,036	0.18
Pareto Health Intermediate Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.97%	05/31/2029	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(4) (7)	S +	5.75%	11.14%	08/31/2029	994	957	975	0.17
PPV Intermediate Holdings, LLC	(4) (7) (12)	S +	5.75%	11.14%	08/31/2029	—	(30)	(52)	(0.01)
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.46%	09/01/2027	3,849	3,797	3,799	0.68
Promptcare Infusion Buyer, Inc.	(4) (6)	S +	6.00%	11.46%	09/01/2027	600	593	592	0.11
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	S +	5.75%	11.20%	01/02/2029	4,288	4,238	4,227	0.75
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.75%	11.20%	01/02/2029	965	952	947	0.17
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.75%	11.20%	12/30/2026	—	(6)	(9)	—
Suveto	(4) (5) (7)	S +	4.25%	9.71%	09/09/2027	5,073	5,037	4,970	0.88
Suveto	(4) (7) (12)	S +	4.25%	9.71%	09/09/2027	157	151	146	0.03
Vardiman Black Holdings, LLC	(4) (5) (8) (10)	S +	9.00% (incl. 2.00% PIK)	14.40%	03/18/2027	2,257	2,240	1,877	0.33
Vardiman Black Holdings, LLC	(4) (8) (10)	S +	9.00% (incl. 2.00% PIK)	14.40%	03/18/2027	2,680	2,658	2,228	0.40
Vermont Aus Pty Ltd	(4) (5) (7) (9)	S +	5.50%	11.00%	03/23/2028	491	482	482	0.09
							53,780	52,829	9.39

Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.71%	02/03/2026	4,180	4,127	4,143	0.74

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.71%	02/03/2026	3,304	$3,258	$3,274	0.58%
							7,385	7,417	1.32
Industrial Conglomerates
Raptor Merger Sub Debt, LLC	(4) (5) (7)	S +	6.75%	12.10%	04/01/2029	13,814	13,457	13,800	2.45
Raptor Merger Sub Debt, LLC	(4) (7) (12)	S +	6.75%	12.10%	04/01/2028	209	185	208	0.04
							13,642	14,008	2.49
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.45%	10/29/2028	18,228	18,023	18,228	3.24
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.45%	10/29/2028	3,965	3,923	3,965	0.70
Foundation Risk Partners Corp.	(4) (7) (12)	S +	6.00%	11.45%	10/29/2027	—	(19)	—	—
Galway Borrower, LLC	(4) (5) (7)	S +	5.25%	10.75%	09/29/2028	15,983	15,741	15,560	2.77
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.75%	09/29/2028	—	(29)	(34)	(0.01)
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.75%	09/30/2027	—	(12)	(26)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	5.50%	10.96%	11/24/2028	6,098	6,039	6,097	1.08
Higginbotham Insurance Agency, Inc.	(4) (6) (12)	S +	5.50%	10.96%	11/24/2028	66	66	66	0.01
High Street Buyer, Inc.	(4) (5) (7)	S +	5.75%	11.25%	04/14/2028	4,239	4,181	4,239	0.75
High Street Buyer, Inc.	(4) (5) (7)	S +	5.75%	11.25%	04/14/2028	17,022	16,790	17,022	3.03
High Street Buyer, Inc.	(4) (7) (12)	S +	5.75%	11.25%	04/16/2027	—	(10)	—	—
Long Term Care Group, ,Inc.	(4) (5) (7)	S +	7.00% (incl. 6.00% PIK)	12.66%	09/08/2027	2,046	2,017	1,694	0.30
Inszone Mid, LLC	(4) (6)	S +	5.75%	11.11%	11/12/2029	58	57	57	0.01
Inszone Mid, LLC	(4) (6) (12)	S +	5.75%	11.11%	11/12/2029	5	4	4	—
Inszone Mid, LLC	(4) (6) (12)	S +	5.75%	11.11%	11/12/2029	—	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (7)	S +	6.00%	11.39%	08/27/2026	392	385	384	0.07
Integrity Marketing Acquisition, LLC	(4) (5) (7)	S +	6.00%	11.54%	08/27/2026	31,949	31,705	31,335	5.57
Integrity Marketing Acquisition, LLC	(4) (7) (12)	S +	6.00%	11.39%	08/27/2026	—	(2)	(1)	—
Keystone Agency Investors	(4) (5) (6)	S +	5.50%	11.00%	05/03/2027	2,614	2,586	2,576	0.46
Keystone Agency Investors	(4) (5) (6)	S +	5.50%	11.00%	05/03/2027	3,168	3,135	3,121	0.55
Patriot Growth Insurance Services, LLC	(4) (7)	S +	5.75%	11.25%	10/14/2028	678	667	671	0.12
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	6.00%	11.49%	11/01/2028	7,919	7,855	7,813	1.39
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (12)	S +	6.00%	11.47%	11/01/2028	2,743	2,717	2,702	0.48
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	S +	6.00%	11.49%	11/01/2027	—	(2)	(5)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	11.01%	11/01/2029	10,429	10,349	10,340	1.84
RSC Acquisition, Inc.	(4) (7) (12)	S +	6.00%	11.39%	11/01/2029	6	5	6	—
World Insurance Associates, LLC	(4) (5) (6)	S +	6.00%	11.38%	04/03/2028	27,315	26,847	26,453	4.70
World Insurance Associates, LLC	(4) (6) (12)	S +	6.00%	11.38%	04/03/2028	—	(9)	(31)	(0.01)
							153,009	152,236	27.06

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.78%	10/30/2026	9,262	$9,142	$9,189	1.63%
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.78%	10/30/2026	1,958	1,938	1,945	0.35
FMG Suite Holdings, LLC	(4) (5) (12)	P +	4.25%	12.75%	10/30/2026	333	323	326	0.06
Spectrio, LLC	(4) (5)	S +	6.00% (incl. 5.00% PIK)	11.38%	12/09/2026	11,346	11,241	10,767	1.91
Spectrio, LLC	(4) (5)	S +	6.00% (incl. 5.00% PIK)	11.38%	12/09/2026	4,507	4,493	4,277	0.76
Spectrio, LLC	(4) (12)	S +	6.00% (incl. 5.00% PIK)	11.38%	12/09/2026	1,312	1,299	1,245	0.22
Triple Lift, Inc.	(4) (5) (7)	S +	5.75%	11.17%	05/05/2028	11,700	11,540	10,886	1.93
Triple Lift, Inc.	(4) (7) (12)	S +	5.75%	11.17%	05/05/2028	657	636	538	0.10
							40,612	39,173	6.96
IT Services
Atlas Purchaser, Inc.	(5) (7)	S +	5.25%	10.88%	05/08/2028	3,785	3,733	2,233	0.40
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	11.00%	08/04/2027	16,867	16,590	15,940	2.83
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	11.00%	08/04/2027	3,795	3,741	3,587	0.64
Catalis Intermediate, Inc.	(4) (7) (12)	S +	5.50%	11.00%	08/04/2027	626	598	526	0.09
Donuts, Inc.	(4) (5) (6)	S +	6.00%	11.59%	12/29/2027	9,397	9,317	9,389	1.67
Redwood Services Group, LLC	(4) (5) (7)	S +	6.25%	11.70%	06/15/2029	1,795	1,765	1,751	0.31
Redwood Services Group, LLC	(4) (7) (12)	S +	6.25%	11.70%	06/15/2029	940	931	916	0.16
Syntax Systems Ltd	(4) (5) (7) (9)	S +	5.50%	10.96%	10/29/2028	15,040	14,927	14,772	2.63
Syntax Systems Ltd	(4) (7) (9) (12)	S +	5.50%	10.96%	10/29/2026	984	975	955	0.17
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.50%	01/22/2027	8,107	7,999	7,959	1.41
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.50%	01/22/2027	6,380	6,305	6,253	1.11
Thrive Buyer, Inc. (Thrive Networks)	(4) (12)	P +	5.00%	13.50%	01/22/2027	227	219	213	0.04
UpStack, Inc.	(4) (5) (6)	S +	5.75%	11.60%	08/20/2027	3,536	3,478	3,447	0.61
UpStack, Inc.	(4) (5) (6) (12)	S +	6.25%	11.60%	08/20/2027	1,675	1,641	1,627	0.29
UpStack, Inc.	(4) (6) (12)	S +	6.25%	11.60%	08/20/2027	113	106	103	0.02
							72,325	69,671	12.38
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.47%	11/16/2026	19,482	19,356	19,288	3.43
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.47%	11/16/2026	1,663	1,651	1,646	0.29
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S +	5.00%	10.47%	11/16/2026	—	(11)	(17)	—
							20,996	20,917	3.72
Machinery
Answer Acquisition, LLC	(4) (5) (6)	S +	5.75%	11.25%	12/30/2026	12,740	12,574	12,551	2.23
Answer Acquisition, LLC	(4) (6) (12)	S +	5.75%	11.25%	12/30/2026	770	758	755	0.13
Chase Intermediate, LLC	(4) (7) (12)	S +	5.25%	11.00%	10/30/2028	—	(6)	(13)	—
Chase Intermediate, LLC	(4) (7) (12)	S +	5.25%	11.00%	10/30/2028	—	(1)	(1)	—

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.60%	07/21/2027	8,139	$8,029	$8,065	1.43%
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.60%	07/21/2027	1,574	1,553	1,559	0.28
MHE Intermediate Holdings, LLC	(4) (6) (12)	S +	6.00%	11.60%	07/21/2027	—	(13)	(11)	—
							22,894	22,905	4.07
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	S +	5.50%	10.95%	12/24/2029	15,107	14,698	14,877	2.64
AWP Group Holdings, Inc.	(4) (6) (12)	S +	5.50%	10.95%	12/24/2029	15	(15)	10	—
AWP Group Holdings, Inc.	(4) (6) (12)	S +	5.50%	10.95%	12/24/2029	433	415	402	0.07
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S +	4.50%	10.03%	06/26/2026	4,372	4,328	4,335	0.77
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S +	4.50%	10.03%	06/26/2025	—	(5)	(6)	—
Vessco Midco Holdings, LLC	(4) (5) (6)	S +	4.50%	9.97%	11/02/2026	5,374	5,346	5,374	0.96
Vessco Midco Holdings, LLC	(4) (5) (6)	S +	4.50%	9.97%	11/02/2026	3,502	3,485	3,502	0.62
Vessco Midco Holdings, LLC	(4) (12)	P +	3.50%	12.00%	10/18/2026	40	36	40	0.01
							28,288	28,534	5.07
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S +	5.75%	11.11%	05/25/2029	1,828	1,796	1,828	0.32
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	11.11%	05/25/2029	118	115	118	0.02
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	11.11%	05/25/2029	145	142	145	0.03
							2,053	2,091	0.37
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	S +	6.25%	11.71%	03/10/2027	7,898	7,791	7,898	1.40
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	S +	6.25%	11.71%	03/10/2027	827	822	827	0.15
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	S +	6.25%	11.71%	03/10/2027	450	442	450	0.08
Bridgepointe Technologies, LLC	(4) (6)	S +	6.50%	12.00%	12/31/2027	5,800	5,629	5,704	1.01
Bridgepointe Technologies, LLC	(4) (6) (12)	S +	6.50%	12.00%	12/31/2027	3,830	3,678	3,764	0.67
Bullhorn, Inc.	(4) (5) (6)	S +	5.50%	10.96%	09/30/2026	178	177	177	0.03
Bullhorn, Inc.	(4) (6)	S +	5.50%	10.96%	09/30/2026	10	10	10	—
Bullhorn, Inc.	(4) (6) (12)	S +	5.50%	10.96%	09/30/2026	—	—	—	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	S +	5.75%	11.37%	10/01/2027	8,693	8,573	8,689	1.54
Citrin Cooperman Advisors, LLC	(4) (5) (7) (12)	S +	5.75%	11.37%	10/01/2027	13,542	13,331	13,528	2.40
GPS Merger Sub, LLC	(4) (5) (6)	S +	6.00%	11.38%	10/02/2029	3,106	3,046	3,046	0.54
GPS Merger Sub, LLC	(4) (6) (12)	S +	6.00%	11.38%	10/02/2029	—	(8)	(8)	—
GPS Merger Sub, LLC	(4) (6) (12)	S +	6.00%	11.38%	10/02/2029	—	(12)	(12)	—
KENG Acquisition, Inc.	(4) (5) (6)	S +	6.25%	11.60%	08/01/2029	192	174	190	0.03
KENG Acquisition, Inc.	(4) (6) (12)	S +	6.25%	11.60%	08/01/2029	24	22	22	—
KENG Acquisition, Inc.	(4) (6) (12)	S +	6.25%	11.60%	08/01/2029	6	5	5	—
KWOR Acquisition, Inc.	(4) (5) (6)	S +	5.25%	10.71%	12/22/2028	867	857	855	0.15

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(4) (12)	P +	4.25%	12.75%	12/22/2027	52	$51	$51	0.01%
							44,588	45,196	8.03
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S +	6.50% (incl. 2.50% PIK)	12.18%	07/02/2027	7,843	7,793	7,768	1.38
Associations, Inc.	(4) (5) (6) (12)	S +	6.50% (incl. 2.50% PIK)	12.18%	07/02/2027	7,475	7,431	7,405	1.32
Associations, Inc.	(4) (6) (12)	S +	6.50% (incl. 2.50% PIK)	12.18%	07/02/2027	282	277	274	0.05
MRI Software, LLC	(4) (5) (6)	S +	5.50%	10.95%	02/10/2027	4,258	4,247	4,235	0.75
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.95%	02/10/2027	—	(1)	(1)	—
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.95%	02/10/2027	—	—	(1)	—
Pritchard Industries, LLC	(4) (5) (7)	S +	5.50%	10.94%	10/13/2027	10,832	10,682	10,616	1.89
Pritchard Industries, LLC	(4) (7)	S +	5.50%	10.94%	10/13/2027	2,590	2,553	2,538	0.45
Zarya Intermediate, LLC	(4) (5) (6) (9)	S +	6.50%	11.89%	07/01/2027	9,533	9,533	9,533	1.69
Zarya Intermediate, LLC	(4) (6) (9) (12)	S +	6.50%	11.89%	07/01/2027	842	842	842	0.15
							43,357	43,209	7.68
Software
Alert Media, Inc.	(4) (5) (6)	S +	7.75% (incl. 6.75% PIK)	13.08%	04/12/2027	16,264	16,096	15,981	2.84
Alert Media, Inc.	(4) (6)	S +	7.75% (incl. 6.75% PIK)	13.08%	04/12/2027	10,000	9,886	9,825	1.75
Alert Media, Inc.	(4) (6) (12)	S +	7.75% (incl. 6.75% PIK)	13.08%	04/10/2026	—	(10)	(18)	—
Anaplan, Inc.	(4) (5) (7)	S +	6.50%	11.85%	06/21/2029	4,125	4,058	4,125	0.73
Appfire Technologies, LLC	(4) (5) (6)	S +	5.65%	11.03%	03/09/2027	7,793	7,752	7,692	1.37
Appfire Technologies, LLC	(4) (6) (12)	S +	5.65%	11.03%	03/09/2027	—	(2)	(2)	—
Appfire Technologies, LLC	(4) (12)	P +	4.50%	13.00%	03/09/2027	6	6	6	—
CLEO Communications Holding, LLC	(4) (5) (6)	S +	6.50%	11.96%	06/09/2027	17,142	17,033	16,873	3.00
CLEO Communications Holding, LLC	(4) (6) (12)	S +	6.50%	11.96%	06/09/2027	—	(31)	(84)	(0.01)
Coupa Holdings, LLC	(4) (7)	S +	7.50%	12.86%	02/27/2030	315	308	312	0.06
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.86%	02/27/2030	—	(2)	(2)	—
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.86%	02/27/2029	—	(3)	(1)	—

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Cyara AcquisitionCo, LLC	(4) (6)	S +	6.75% (incl. 2.75% PIK)	12.08%	06/28/2029	949	925	932	0.17
Cyara AcquisitionCo, LLC	(4) (6) (12)	S +	6.75% (incl. 2.75% PIK)	12.08%	06/28/2029	—	(2)	(1)	—
E-Discovery AcquireCo, LLC	(4) (5) (6)	S +	6.50%	11.89%	08/29/2029	458	447	450	0.08
E-Discovery AcquireCo, LLC	(4) (6) (12)	S +	6.50%	11.89%	08/29/2029	—	(1)	(1)	—
Fullsteam Operations, LLC	(4) (5) (6)	S +	8.25%	13.78%	11/27/2029	663	644	644	0.11
Fullsteam Operations, LLC	(4) (6) (12)	S +	8.25%	13.78%	11/27/2029	63	58	58	0.01
Fullsteam Operations, LLC	(4) (6) (12)	S +	8.25%	13.78%	11/27/2029	—	(1)	(1)	—
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.50%	11.00%	05/22/2026	28,343	28,212	28,343	5.04
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.50%	11.00%	05/22/2026	—	$(5)	$—	—%
LegitScript, LLC	(4) (5) (7)	S +	5.75%	11.11%	06/24/2029	4,151	4,082	4,114	0.73
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.11%	06/24/2029	110	100	100	0.02
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.11%	06/24/2028	156	146	150	0.03
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	11.11%	07/22/2029	1,293	1,271	1,282	0.23
Montana Buyer, Inc.	(4) (12)	P +	4.75%	13.25%	07/22/2028	21	19	20	—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S +	5.00%	10.39%	06/11/2029	732	726	721	0.13
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.39%	06/11/2029	—	(1)	(3)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.39%	06/11/2029	—	—	(1)	—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	10.85%	04/28/2028	931	923	911	0.16
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.85%	04/28/2028	578	574	565	0.10
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.85%	04/28/2028	—	(1)	(3)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	S +	6.50%	11.96%	01/30/2026	3,611	3,570	3,599	0.64
Pound Bidco, Inc.	(4) (6) (9) (12)	S +	6.50%	11.96%	01/30/2026	—	—	—	—
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	S +	6.50%	11.96%	01/30/2026	—	(3)	—	—
Project Leopard Holdings, Inc.	(5) (8) (9)	S +	5.25%	10.73%	07/20/2029	1,030	969	926	0.16
Revalize, Inc.	(4) (5) (6)	S +	5.75%	11.21%	04/15/2027	8,671	8,638	8,493	1.51
Revalize, Inc.	(4) (6) (12)	S +	5.75%	11.23%	04/15/2027	18	17	16	—
Riskonnect Parent, LLC	(4) (5) (7)	S +	5.50%	11.00%	12/07/2028	164	162	164	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	11.00%	12/07/2028	—	(2)	—	—
Securonix, Inc.	(4) (5) (7)	S +	6.00%	11.41%	04/05/2028	9,004	8,883	8,505	1.51
Securonix, Inc.	(4) (7) (12)	S +	6.00%	11.41%	04/05/2028	—	(20)	(90)	(0.02)
Skykick, Inc.	(4) (5) (6)	S +	10.25%(incl. 7.00% PIK)	15.93%	09/01/2027	3,282	3,236	3,036	0.54
Skykick, Inc.	(4) (6)	S +	10.25% (incl. 7.00% PIK)	15.91%	09/01/2027	1,059	1,040	964	0.17

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Trunk Acquisition, Inc.	(4) (5) (6)	S +	5.75%	11.25%	02/19/2027	4,480	4,450	4,398	0.78
Trunk Acquisition, Inc.	(4) (6) (12)	S +	5.75%	11.25%	02/19/2026	—	(2)	(8)	—
							124,145	122,990	21.86
Wireless Telecommunication Services
Mobile Communications America, Inc.	(4) (5) (6)	S +	6.00%	11.35%	10/16/2029	261	258	258	0.05
Mobile Communications America, Inc.	(4) (6) (12)	S +	6.00%	11.35%	10/16/2029	—	(1)	(1)	—
Mobile Communications America, Inc.	(4) (6) (12)	S +	6.00%	11.35%	10/16/2029	—	(1)	(1)	—
							256	256	0.05
Total First Lien Debt							$1,137,010	$1,127,366	200.37%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	9.15%	14.53%	12/30/2027	900	$879	$844	0.15%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (8)	S +	7.00%	12.65%	03/02/2029	3,000	2,990	2,520	0.45
Infinite Bidco, LLC	(8)	S +	7.00%	12.65%	03/02/2029	1,500	1,500	1,260	0.22
							4,490	3,780	0.67
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	13.46%	12/10/2027	360	355	353	0.06
Heartland Veterinary Partners, LLC	(4) (6)	S +	8.00%	13.46%	12/10/2027	140	138	137	0.02
							493	490	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (5) (7)	S +	7.00%	12.46%	04/23/2027	1,050	1,050	1,050	0.19
IT Services
Idera, Inc.	(4) (5) (7)	S +	6.75%	12.28%	03/02/2029	530	527	530	0.09
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	S +	8.50%	13.86%	11/20/2026	1,000	986	997	0.18
							1,513	1,527	0.27
Software
Flexera Software, LLC	(4) (5) (6)	S +	7.00%	12.47%	03/03/2029	1,500	1,478	1,500	0.27
Total Second Lien Debt							$9,903	$9,191	1.63%

Other Investments
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)		16.25% PIK		06/18/2026	500	$500	$57	0.01%

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Fetch Insurance Services, LLC	(4)	12.75%(incl. 3.75% PIK)	12.75%	10/31/2027	426	416	413	0.07
Total Unsecured Debt						$916	$470	0.08%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	6/24/2022	1,000,000	$1,179	$970	0.17%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	913	900	0.16
Revalize, Inc.	(4) (11)	S +	10.00%	12/14/2021	1,787	2,248	2,244	0.40
RSK Holdings, Inc. (Riskonnect)	(4) (11)	S +	10.50%	7/7/2022	320,600	360	404	0.07
Skykick, Inc.	(4) (11)			8/31/2021	23,665	225	225	0.04
Total Preferred Equity						$4,925	$4,743	0.84%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	$520	$456	0.08%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,383,156	1,378	1,297	0.23
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	54,103	140	285	0.05
Encore Holdings, LLC	(4) (11)			11/23/2021	559	70	139	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	60	0.01
Fullsteam Operations, LLC	(4) (11)			10/31/2022	609	20	20	—
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	98	0.02
LUV Car Wash	(4) (11)			4/6/2022	123	123	69	0.01
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	119	0.02
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	315	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	645	0.11
Reveal Data Solutions	(4) (11)			8/29/2023	12,308	16	16	—
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	232	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195	215	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,398	340	300	0.05
Total Common Equity						$3,977	$4,266	0.76%
Total Other Investments						$9,818	$9,479	1.68%
Total Portfolio Investments						$1,156,731	$1,146,036	203.69%

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.91%, the reference rates for our SOFR-based loans were the 1-month S at 5.35%, 3-month S at 5.33% , 6- month S at 5.16% and the P at 8.50%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023 non-qualifying assets represented 6.46% of total assets as calculated in accordance with regulatory requirements.

(10)	Investment was on non-accrual status as of December 31, 2023
(11)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $9,009 or 1.60% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$1,200	$—
48Forty Solutions, LLC	Revolver	11/30/2026	603	(38)
ARI Network Services, Inc.	Revolver	2/28/2025	1,299	(12)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	294	(4)
AWP Group Holdings, Inc.	Revolver	12/24/2029	1,580	(24)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	150	—
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	140	(24)
Alert Media, Inc.	Revolver	4/10/2026	1,015	(18)
Answer Acquisition, LLC	Revolver	12/30/2026	230	(3)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	2,663	(33)
Apex Service Partners, LLC	Revolver	10/24/2029	1,050	(19)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	179	(2)
Appfire Technologies, LLC	Revolver	3/9/2027	21	—
Applitools, Inc.	Revolver	5/25/2028	200	(5)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Assembly Intermediate, LLC	Delayed Draw Term Loan	1/1/2024	$667	$(25)
Assembly Intermediate, LLC	Revolver	10/19/2027	889	(33)
Associations, Inc.	Delayed Draw Term Loan	6/10/2024	10	—
Associations, Inc.	Revolver	7/2/2027	516	(5)
Atlas Us Finco, Inc.	Revolver	12/9/2028	78	—
Avalara, Inc.	Revolver	10/19/2028	256	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	72	(1)
Bradyifs Holdings, LLC	Revolver	10/31/2029	74	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	196	(3)
Bullhorn, Inc.	Revolver	9/30/2026	8	—
CLEO Communications Holding, LLC	Revolver	6/9/2027	5,358	(84)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	148	—
Caerus US 1, Inc.	Revolver	5/25/2029	48	—
Catalis Intermediate, Inc.	Revolver	8/4/2027	1,191	(65)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	700	(13)
Chase Intermediate, LLC	Revolver	10/30/2028	35	(1)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	1,376	(14)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	151	(2)
Coupa Holdings, LLC	Revolver	2/27/2029	116	(1)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	64	(1)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	578	(6)
Dwyer Instruments, Inc.	Revolver	7/21/2027	321	(6)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	42	(1)
Encore Holdings, LLC	Revolver	11/23/2027	2,695	—
Energy Labs Holdings Corp.	Revolver	4/7/2028	39	—
FLS Holding, Inc.	Revolver	12/17/2027	1,442	(9)
FMG Suite Holdings, LLC	Revolver	10/30/2026	661	(4)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2024	908	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,099	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	8/5/2024	2,500	(197)
Foundation Risk Partners Corp.	Revolver	10/29/2027	1,959	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	239	(4)
Fullsteam Operations, LLC	Revolver	11/27/2029	37	(1)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	606	(11)
GC Waves Holdings, Inc.	Revolver	8/11/2028	33	(1)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	803	(8)
GPS Merger Sub, LLC	Revolver	10/2/2029	643	(12)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	Revolver	5/22/2026	$907	$—
GSM Acquisition Corp. (GSM Outdoors)	Revolver	11/16/2026	1,633	(16)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	3,264	(34)
Galway Borrower, LLC	Revolver	9/30/2027	880	(26)
Gateway US Holdings, Inc.	Revolver	9/22/2026	30	—
GraphPad Software, LLC	Revolver	4/27/2027	375	(2)
Ground Penetrating Radar Systems, LLC	Revolver	6/26/2025	703	(6)
Groundworks, LLC	Delayed Draw Term Loan	9/14/2024	8	—
Groundworks, LLC	Revolver	3/14/2029	9	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	779	(7)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	211	(2)
Helios Service Partners, LLC	Revolver	3/19/2027	19	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	8/23/2025	33	—
High Street Buyer, Inc.	Revolver	4/16/2027	915	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	53	(1)
Inszone Mid, LLC	Revolver	11/12/2029	7	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	52	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	540	(8)
Iris Buyer, LLC	Revolver	10/2/2029	632	(17)
Jonathan Acquisition Company	Revolver	12/22/2025	824	(8)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	122	(2)
KENG Acquisition, Inc.	Revolver	8/1/2029	47	(1)
KWOR Acquisition, Inc.	Revolver	12/22/2027	70	(1)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	3/14/2024	274	(1)
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	1,033	(9)
LegitScript, LLC	Revolver	6/24/2028	495	(4)
Lightspeed Solution, LLC	Delayed Draw Term Loan	3/1/2024	1,011	(18)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	1,071	(11)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	204	(1)
MRI Software, LLC	Revolver	2/10/2027	118	(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	44	—
Magneto Components Buyco, LLC	Revolver	12/5/2029	36	(1)
Magnolia Wash Holdings	Revolver	7/14/2028	32	(3)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	1,674	—
Mantech International CP	Revolver	9/14/2028	1,600	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	84	(1)
Mobile Communications America, Inc.	Revolver	10/16/2029	42	(1)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Montana Buyer, Inc.	Revolver	7/22/2028	$126	$(1)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	6/10/2024	204	(3)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	57	(1)
Oak Purchaser, Inc.	Delayed Draw Term Loan	4/28/2024	42	(1)
Oak Purchaser, Inc.	Revolver	4/28/2028	124	(3)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	6/24/2024	28	(1)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	288	(14)
PCX Holding Corp.	Revolver	4/22/2027	423	(2)
PDFTron Systems, Inc.	Revolver	7/15/2026	1,650	(26)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	6,330	(52)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	122	(1)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	300	(2)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	347	(5)
Pound Bidco, Inc.	Delayed Draw Term Loan	12/31/2024	99	—
Pound Bidco, Inc.	Revolver	1/30/2026	388	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	(28)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	27	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	836	(3)
Randy's Holdings, Inc.	Revolver	11/1/2028	238	(1)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2028	837	(1)
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	89	(2)
Revalize, Inc.	Revolver	4/15/2027	53	(1)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/7/2024	177	—
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2024	104	(2)
RoadOne IntermodaLogistics	Revolver	12/29/2028	117	(2)
Securonix, Inc.	Revolver	4/5/2028	1,621	(90)
Sherlock Buyer Corp.	Delayed Draw Term Loan	9/6/2025	5,392	(3)
Sherlock Buyer Corp.	Revolver	12/8/2027	2,157	(1)
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2024	536	(9)
Smarsh, Inc.	Revolver	2/16/2029	268	(5)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	146	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	245	—
Spectrio, LLC	Revolver	12/9/2026	3	—
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	6/29/2024	495	(11)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	378	(8)
Spotless Brands, LLC	Revolver	7/25/2028	36	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/1/2024	276	(4)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	$625	$(9)
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	197	(5)
Summit Buyer, LLC	Revolver	1/14/2026	1,060	(25)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	95	(1)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	428	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	187	—
Suveto	Revolver	9/9/2027	399	(8)
Sweep Purchaser, LLC	Delayed Draw Term Loan	5/5/2024	91	(18)
Sweep Purchaser, LLC	Revolver	11/30/2026	9	(2)
Syntax Systems Ltd	Revolver	10/29/2026	620	(11)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/6/2025	398	(6)
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	(22)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	453	(9)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	179	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	129	(3)
Trintech, Inc.	Revolver	7/25/2029	918	(17)
Triple Lift, Inc.	Revolver	5/5/2028	1,057	(74)
Trunk Acquisition, Inc.	Revolver	2/19/2026	429	(8)
Two Six Labs, LLC	Revolver	8/20/2027	915	(20)
UpStack, Inc.	Delayed Draw Term Loan	6/30/2025	241	(6)
UpStack, Inc.	Revolver	8/20/2027	263	(7)
V Global Holdings, LLC	Revolver	12/22/2025	124	(2)
VRC Companies, LLC	Revolver	6/29/2027	708	(1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	6/15/2025	9,217	(77)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	299	(5)
Vertex Service Partners, LLC	Revolver	11/8/2030	54	(1)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	855	—
World Insurance Associates, LLC	Revolver	4/3/2028	970	(31)
YI, LLC	Delayed Draw Term Loan	6/6/2025	51	(1)
YI, LLC	Revolver	12/3/2029	38	(1)
Zarya Intermediate, LLC	Revolver	7/1/2027	140	—
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	39	—
iCIMS, Inc.	Revolver	8/18/2028	15	—
Total First Lien Debt Unfunded Commitments			$104,627	$(1,529)
Total Unfunded Commitments			$104,627	$(1,529)
 The accompanying notes are an integral part of these consolidated financial statements.

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(4) (5) (7)	L +	5.50%	10.23%	11/01/2028	8,425	$8,352	$8,181	1.58%
Radwell Parent, LLC	(4) (5) (7)	S +	6.75%	11.33%	04/01/2029	13,953	13,546	13,546	2.62
Radwell Parent, LLC	(4) (7) (12)	S +	6.75%	11.33%	04/01/2028	—	(30)	(30)	(0.01)
							48,877	48,050	9.31
Diversified Consumer Services
Assembly Intermediate, LLC	(4) (5) (6)	L +	6.50%	11.23%	10/19/2027	8,889	8,740	8,548	1.66
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.23%	10/19/2027	1,244	1,215	1,159	0.22
Assembly Intermediate, LLC	(4) (6) (12)	L +	6.50%	11.23%	10/19/2027	356	341	321	0.06
FPG Intermediate Holdco, LLC	(4) (6)	S +	6.50%	10.92%	03/05/2027	837	822	796	0.15
FPG Intermediate Holdco, LLC	(4) (6) (12)	S +	6.50%	10.92%	03/05/2027	—	(46)	(124)	(0.02)
Heartland Home Services, Inc.	(4) (7) (12)	L +	5.75%	10.10%	12/15/2026	1,877	1,860	1,802	0.35
Lightspeed Solution, LLC	(4) (5) (7)	S +	6.50%	10.82%	03/01/2028	3,793	3,726	3,654	0.71
Lightspeed Solution, LLC	(4) (7) (12)	S +	6.50%	10.82%	03/01/2028	—	(11)	(45)	(0.01)
LUV Car Wash Group, LLC	(4) (6) (12)	L +	5.50%	9.24%	12/09/2026	372	367	359	0.07
LUV Car Wash Group, LLC	(4) (5) (6)	L +	5.50%	9.24%	12/09/2026	349	346	341	0.07
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	10.32%	07/14/2028	1,690	1,658	1,619	0.31
Magnolia Wash Holdings	(4) (6)	S +	6.50%	10.32%	07/14/2028	317	311	303	0.06
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	10.32%	07/14/2028	39	38	36	0.01
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	9.82%	10/16/2023	3,443	3,432	3,443	0.67
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%	9.82%	10/16/2023	15,415	15,363	15,415	2.99
Mammoth Holdings, LLC	(4) (6) (12)	S +	6.00%	9.82%	10/16/2023	—	(1)	—
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	10.71%	07/25/2028	1,439	1,411	1,382	0.27
Spotless Brands, LLC	(4) (6)	S +	6.50%	10.71%	07/25/2028	272	267	261	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	10.71%	07/25/2028	—	(1)	(2)	—
							39,838	39,268	7.61
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25%	10.57%	05/25/2029	1,477	1,450	1,451	0.28
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	10.57%	05/25/2028	—	(4)	(3)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	11.32%	12/29/2029	3,272	3,175	3,174	0.61
Cerity Partners, LLC	(4) (7) (12)	S +	6.75%	11.32%	12/29/2029	172	23	23	—
SitusAMC Holdings Corp.	(4) (5) (7)	L +	5.50%	10.23%	12/22/2027	7,146	7,085	6,835	1.32
Smarsh, Inc.	(4) (5) (7)	S +	6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.80
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.29%	02/16/2029	536	521	496	0.10
Smarsh, Inc.	(4) (7) (12)	S +	6.50%	11.29%	02/16/2029	—	(5)	(10)	—
							16,453	16,092	3.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	5.75%	10.48%	07/06/2028	1,751	1719	1,661	0.32

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

SL Investment Corp.
Consolidated Schedules of Investments
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

Other Investments

Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)			16.25% PIK	06/18/2026	500	$500	$124	0.02%
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	411	398	398	0.08
Total Other Debt							$898	$522	0.10%

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	06/24/2022	1,000,000	$1,041	$1,024	0.20%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	820	730	0.14
Revalize, Inc.	(4) (6) (11)	S +	10.00%	12/14/2021	1,787	1,937	1,807	0.35
Riskonnect Parent, LLC	(4) (11)	S +	10.50%	07/07/2022	320,600	323	333	0.06
Skykick, Inc.	(4) (11)			08/31/2021	23,665	225	170	0.03
Total Preferred Equity						$4,346	$4,064	0.79%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	$520	$387	0.07%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,233,333	1,233	1,468	0.28
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	53,339	137	213	0.04
Encore Holdings, LLC	(4) (11)			11/23/2021	478	55	90	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	60	0.01
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	102	0.02
LUV Car Wash	(4) (11)			4/6/2022	116	116	116	0.02
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	132	0.03
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	390	0.08
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	690	0.13
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	211	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195	194	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,000	300	346	0.07
Total Common Equity						$3,731	$4,399	0.85%
Total Other Investments						$8,975	$8,985	1.74%
Total Portfolio Investments						$1,103,185	$1,078,117	208.73%

SL Investment Corp.
Consolidated Schedules of Investments
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

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$514	$(12)
48Forty Solutions, LLC	Revolver	11/30/2026	1,508	(77)
ARI Network Services, Inc.	Revolver	02/28/2025	909	(26)
AWP Group Holdings, Inc.	Revolver	12/22/2026	1,247	(37)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	300	(2)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	317	(16)
Abracon Group Holdings, LLC	Revolver	07/06/2028	127	(7)
Alert Media, Inc.	Revolver	04/10/2026	750	(25)
Answer Acquisition, LLC	Revolver	12/30/2026	1,000	(42)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/13/2024	277	(11)
Appfire Technologies, LLC	Revolver	03/09/2027	26	(1)
Applitools, Inc.	Revolver	05/25/2028	200	(3)
Assembly Intermediate, LLC	Delayed Draw Term Loan	10/19/2023	978	(38)
Assembly Intermediate, LLC	Revolver	10/19/2027	533	(20)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Associations, Inc.	Delayed Draw Term Loan	06/10/2024	$1,109	$(50)
Associations, Inc.	Revolver	07/02/2027	797	(36)
Atlas Us Finco, Inc.	Revolver	12/09/2028	78	(2)
Avalara, Inc.	Revolver	10/19/2028	234	(6)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	3,840	(153)
Bullhorn, Inc.	Revolver	09/30/2026	4	—
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	(191)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/31/2024	266	(3)
Caerus US 1, Inc.	Revolver	05/25/2029	145	(3)
Cerity Partners, LLC	Delayed Draw Term Loan	12/30/2023	4,823	(145)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	05/13/2024	4,206	(125)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	03/02/2023	389	(6)
Donuts, Inc.	Delayed Draw Term Loan	08/14/2023	1,583	(40)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	07/01/2024	641	(29)
Dwyer Instruments, Inc.	Revolver	07/21/2027	271	(12)
Encore Holdings, LLC	Delayed Draw Term Loan	11/23/2024	7,347	(173)
Encore Holdings, LLC	Revolver	11/23/2027	2,695	(63)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	45	(1)
FLS Holding, Inc.	Revolver	12/17/2027	1,442	(24)
FMG Suite Holdings, LLC	Revolver	10/30/2026	889	(19)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	08/05/2024	2,500	(125)
Fortis Solutions Group, LLC	Delayed Draw Term Loan	06/24/2024	1,000	(33)
Fortis Solutions Group, LLC	Revolver	10/15/2027	1,002	(33)
Foundation Risk Partners Corp.	Revolver	10/29/2027	1,152	(20)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	907	(22)
GSM Acquisition Corp. (GSM Outdoors)	Revolver	11/16/2026	1,633	(24)
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	418	(18)
Galway Borrower, LLC	Revolver	09/30/2027	589	(25)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	Revolver	09/22/2024	14	—
Govbrands Intermediate, Inc.	Delayed Draw Term Loan	08/04/2023	1,794	(82)
Govbrands Intermediate, Inc.	Revolver	08/04/2027	182	(8)
GraphPad Software, LLC	Revolver	04/27/2027	750	(25)
Ground Penetrating Radar Systems, LLC	Revolver	06/26/2025	506	(13)
Gurobi Optimization, LLC	Revolver	12/19/2023	536	—
Heartland Home Services	Delayed Draw Term Loan	08/10/2023	612	(18)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/17/2023	$2,606	$(76)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	779	(23)
High Street Buyer, Inc.	Revolver	04/16/2027	915	(27)
Jonathan Acquisition Company	Revolver	12/22/2025	618	(16)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	06/17/2024	1,575	(71)
KWOR Acquisition, Inc.	Revolver	12/22/2027	122	(6)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	03/14/2024	257	(5)
LegitScript	Delayed Draw Term Loan	06/24/2024	1,196	(11)
LegitScript	Revolver	06/24/2028	612	(11)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	02/28/2023	1,350	(39)
Lightspeed Solution, LLC	Delayed Draw Term Loan	03/01/2024	1,220	(45)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	921	(27)
MRI Software, LLC	Delayed Draw Term Loan	08/16/2023	1,576	(32)
Magnolia Wash Holdings	Revolver	07/14/2028	32	(1)
Mammoth Holdings, LLC	Revolver	10/16/2023	408	—
Mantech International CP	Delayed Draw Term Loan	09/14/2024	2,600	(67)
Mantech International CP	Revolver	09/14/2028	1,600	(41)
Montana Buyer, Inc.	Revolver	07/22/2028	147	(5)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/09/2024	220	(12)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	57	(3)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	412	(6)
Oak Purchaser, Inc.	Revolver	04/28/2028	124	(2)
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	03/31/2024	399	(4)
Oakbridge Insurance Agency, LLC	Revolver	12/31/2026	36	—
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	06/24/2024	941	(39)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	1,318	(56)
PCX Holding Corp.	Revolver	04/22/2027	555	(18)
PDFTron Systems, Inc.	Revolver	07/15/2026	1,650	(55)
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	07/08/2024	632	(29)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/14/2023	91	(4)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	347	(17)
Pound Bidco, Inc.	Revolver	01/30/2026	388	(2)
Pritchard Industries, LLC	Delayed Draw Term Loan	10/13/2023	296	(16)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	02/20/2023	3,175	(140)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/01/2026	952	(42)
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	09/01/2023	1,042	(36)
QW Holding Corporation	Delayed Draw Term Loan	08/31/2026	146	(5)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
QW Holding Corporation	Revolver	08/31/2026	$833	$(31)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	836	(12)
Randy's Holdings, Inc.	Revolver	10/31/2027	282	(8)
Radwell Parent, LLC	Revolver	04/01/2028	1,047	(30)
Redwood Services Group, LLC	Delayed Draw Term Loan	12/22/2023	121	(5)
Revalize, Inc.	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/07/2024	177	(7)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	06/30/2024	162	(2)
RoadOne IntermodaLogistics	Revolver	12/30/2028	97	(3)
Securonix, Inc.	Revolver	04/05/2028	1,621	(59)
Sherlock Buyer Corp.	Delayed Draw Term Loan	02/08/2023	5,392	(119)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,157	(48)
Skykick, Inc.	Delayed Draw Term Loan	03/01/2023	495	(12)
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	Revolver	02/16/2029	268	(10)
Spectrio, LLC	Delayed Draw Term Loan	01/30/2023	10,045	(240)
Spectrio, LLC	Revolver	12/09/2026	704	(17)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	06/29/2023	821	(48)
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	(22)
Spotless Brands, LLC	Revolver	07/25/2028	46	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/14/2024	738	(39)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	Delayed Draw Term Loan	06/23/2023	1,416	(63)
Summit Buyer, LLC	Revolver	01/14/2026	1,037	(46)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/27/2024	1,368	(27)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	638	(19)
Suveto	Delayed Draw Term Loan	09/09/2023	2,178	(78)
Suveto	Revolver	09/09/2027	208	(8)
Sweep Purchaser, LLC	Delayed Draw Term Loan	05/05/2024	91	(5)
Sweep Purchaser, LLC	Revolver	11/30/2026	384	(21)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	4,010	(219)
Syntax Systems Ltd	Revolver	10/29/2026	535	(29)
Tamarack Intermediate, LLC	Revolver	03/13/2028	809	(36)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	01/22/2027	589	(14)
Triple Lift, Inc.	Revolver	05/08/2028	1,057	(54)
Trunk Acquisition, Inc.	Revolver	02/19/2026	429	(20)
Two Six Labs, LLC	Delayed Draw Term Loan	08/20/2023	915	(22)

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Two Six Labs, LLC	Revolver	08/20/2027	$915	$(22)
UpStack, Inc.	Delayed Draw Term Loan	08/26/2023	450	(14)
UpStack, Inc.	Revolver	08/20/2027	375	(11)
V Global Holdings, LLC	Revolver	12/22/2025	210	(10)
VRC Companies, LLC	Delayed Draw Term Loan	01/06/2024	1,917	(67)
VRC Companies, LLC	Revolver	06/29/2027	708	(25)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	374	(4)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/18/2024	95	(5)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	537	(7)
World Insurance Associates, LLC	Revolver	04/01/2026	340	(11)
Zarya Intermediate, LLC	Revolver	07/01/2027	983	(2)
Total First Lien Debt Unfunded Commitments			$139,381	$(4,419)
Second Lien Debt
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/17/2023	$8	$(1)
Infinite Bidco, LLC	Delayed Draw Term Loan	03/14/2023	1,500	(47)
Total Second Lien Debt Unfunded Commitments			$1,508	$(48)
Total Unfunded Commitments			$140,889	$(4,467)

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Corp.
Notes to Consolidated Financial Statements
December 31, 2023
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
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2023, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“Financing SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with Financing SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
Non-Accrual Investments
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
As of December 31, 2023 and December 31, 2022, the Company had two and one investments, respectively, that were on non-accrual status. The amortized cost of the two investments on non-accrual status as of December 31, 2023 was $5,398, and the amortized cost of the one investment on non-accrual status as of December 31, 2022 was $500.
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
The Company pays the Investment Adviser a base management fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 “Related Party Transactions” below. The fees are recorded on the Consolidated Statements of Operations.
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
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company accrued $93, $4 and $45 of U.S. federal excise taxes.
New Accounting Pronouncements
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
The Company pays the Investment Adviser a base management fee (the “Base Management Fee”) for its services under the Investment Advisory Agreement. The cost of the Base Management Fee is ultimately borne by holders of the Common Stock. As a part of the Investment Advisory Agreement, the Company agreed to reimburse the Investment Adviser for certain expenses it incurs on the Company’s behalf. The Investment Adviser is an indirect, wholly owned subsidiary, of Morgan Stanley.
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
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021 $1,396, $1,169 and $490 respectively, of Base Management Fee was accrued to the Investment Adviser. As of December 31, 2023 and December 31, 2022, $356 and $325, respectively, were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the amended and restated administration agreement dated February 1, 2021 with the Administrator (the “Administration Agreement”), the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021, $0, $0 and $6 expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
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
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,137,010	$1,127,366	98.4%	$1,085,829	$1,061,160	98.5%
Second Lien Debt	9,903	9,191	0.8	8,381	7,972	0.7
Other Investments	9,818	9,479	0.8	8,975	8,985	0.8
Total	$1,156,731	$1,146,036	100.0%	$1,103,185	$1,078,117	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022	(1)
Aerospace and Defense	4.1%	4.1%
Air Freight and Logistics	1.8	1.7
Automobile Components	3.5	3.5
Automobiles	4.4	4.5
Biotechnology	0.6	0.6
Chemicals	0.1	0.1
Commercial Services & Supplies	14.6	16.0
Construction and Engineering	1.5	1.5
Containers & Packaging	3.2	3.3
Distributors	3.1	4.5
Diversified Consumer Services	3.1	3.6
Electronic Equipment, Instruments & Components	1.2	0.6
Financial Services	2.9	1.5
Food Products	0.3	0.3
Health Care Equipment & Supplies	0.5	0.4
Health Care Providers & Services	4.7	3.6
Health Care Technology	0.7	0.6
Industrial Conglomerates	1.3	0.1
Insurance Services	13.4	13.8
Interactive Media & Services	3.4	3.6
IT Services	6.2	6.8
Leisure Products	1.8	2.0
Machinery	2.0	2.5
Multi-Utilities	2.5	2.6
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.2	0.2
Professional Services	4.0	3.1
Real Estate Management & Development	3.8	3.3
Software	11.1	11.6
Wireless Telecommunication Services	—	—	(2)
Total	100.0%	100.0%

(1)	The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,363	$1,388	0.1%	$1,298	$1,279	0.1%
Canada	42,257	42,085	3.7	46,200	44,881	4.2
United Kingdom	2,053	2,091	0.2	1,847	1,847	0.2
United States	1,111,058	1,100,472	96.0	1,053,840	1,030,110	95.5
Total	$1,156,731	$1,146,036	100.0%	$1,103,185	$1,078,117	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,159	$1,124,207	$1,127,366	$—	$3,611	$1,057,549	$1,061,160
Second Lien Debt	—	3,780	5,411	9,191	—	963	7,009	7,972
Other Investments	—	—	9,479	9,479	—	—	8,985	8,985
Total	$—	$6,939	$1,139,097	$1,146,036	$—	$4,574	$1,073,543	$1,078,117

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$1,057,549	$7,009	$8,985	$1,073,543
Purchases of investments	176,148	9	248	176,405
Proceeds from principal repayments and sales of investments	(130,407)	—	—	(130,407)
Accretion of discount/amortization of premium	4,206	11	—	4,217
Payment-in-kind	1,184	—	595	1,779
Net change in unrealized appreciation (depreciation)	15,446	276	(349)	15,373
Net realized gains (losses)	81	—	—	81
Transfers into/(out) of Level 3(1)	—	(1,894)	—	(1,894)
Fair value, end of period	$1,124,207	$5,411	$9,479	$1,139,097

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$15,565	$276	$(349)	$15,492

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$867,855	$7,485	$6,412	$881,752
Purchases of investments	329,577	950	2,333	332,860
Proceeds from principal repayments and sales of investments	(118,083)	—	(8)	(118,091)
Accretion of discount/amortization of premium	4,266	15	—	4,281
Payment-in-kind	437	—	258	695
Net change in unrealized appreciation (depreciation)	(26,699)	(391)	(18)	(27,108)
Net realized gains (losses)	196	—	8	204
Transfers into/(out) of Level 3(1)	—	(1,050)	—	(1,050)
Fair value, end of period	$1,057,549	$7,009	$8,985	$1,073,543

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(25,613)	$(388)	$(18)	$(26,019)

(1)
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

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,124,207	Yield Analysis	Discount Rate	8.61%	25.09%	10.87%
Investments in second lien debt	5,411	Yield Analysis	Discount Rate	10.80%	16.05%	12.45%
Investments in other investments:
Other debt	57	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
	413	Income Approach	Discount Rate	14.60%	14.60%	14.60%
Preferred equity	4,518	Income Approach	Discount Rate	12.19%	14.90%	13.96%
	225	Market Approach	Revenue Multiple	7.5x	7.5x	7.5x
Common equity	4,230	Market Approach	EBITDA Multiple	8.10x	18.70x	14.12x
	36	Market Approach	Revenue Multiple	7.60x	9.80x	8.82x
Total investments in other investments	9,479
Total investments	$1,139,097

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,038,692	Yield Analysis	Discount Rate	9.20%	20.44%	11.07%
	18,857	Recent Transaction	Recent Transaction	100.00%	100.00%	100.00%
Total investments in first lien debt	1,057,549
Investments in second lien debt	7,009	Yield Analysis	Discount Rate	12.14%	15.30%	13.36%
Investments in other investments:
Other debt	124	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
	399	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	3,894	Income Approach	Discount Rate	12.20%	15.54%	14.10%
	170	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	4,398	Market Approach	EBITDA Multiple	8.10x	18.70x	13.90x
Total investments in other investments	8,985
Total investments	$1,073,543
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.

As noted above, the significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the recent transaction is the transaction price. Significant increase in the transaction price in isolation would result in an increase in fair value measurement.
Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	$599,373	$599,373	$591,307	$591,307
Total	$599,373	$599,373	$591,307	$591,307
The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$599,373	$300,627	$1,000,000	$591,307	$408,693
Total	$900,000	$599,373	$300,627	$1,000,000	$591,307	$408,693
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.

JPM Funding Facility
On June 3, 2021, Financing SPV entered into an amended and restated loan and security agreement, by and among Financing SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to Financing SPV in an aggregate principal amount, as of December 31, 2023, of up to $900,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2024 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2026. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2023, the interest charged on the JPM Funding Facility is based on SOFR, SONIA, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Borrowing interest expense	$46,199	$22,770	$5,881
Facility unused commitment fees	3,932	3,690	842
Amortization of deferred financing costs	2,555	1,693	1,095
Total	$52,686	$28,153	$7,818
Weighted average interest rate	7.51%	4.19%	2.46%
Weighted average outstanding balance	$606,642	$535,792	$235,686
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had $104,627 and $140,889 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of December 31, 2023 and December 31, 2022, the Company had $668,800 and $668,800 in total capital commitments from common stockholders, of which $99,300 and $129,300 were unfunded, respectively.
(8)NET ASSETS
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(23,681)	$4,807	$(129)
Net investment income (loss) after taxes	78,007	52,004	23,178
Accumulated realized gain (loss)	81	202	357
Net unrealized appreciation (depreciation)	14,373	(28,306)	3,133
Distributions to stockholders	(76,053)	(52,392)	(21,840)
Tax reclassifications to equity of holders of Common Stock	155	4	108
Net distributable earnings (accumulated losses), end of period	$(7,118)	$(23,681)	$4,807

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 12, 2023	1,473,477	$30,000
Total	1,473,477	$30,000
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022 (dollar amounts in thousands):

Common Share Issuance Date	Common Shares Issued	Amount
May 16, 2022	1,865,672	$40,000
July 28, 2022	1,698,204	35,000
December 23, 2022	2,000,000	40,000
Total	5,563,876	$115,000
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517
June 27, 2023	June 27, 2023	July 20, 2023	0.68	18,551
September 26, 2023	September 26, 2023	October 25, 2023	0.72	19,643
December 28, 2023	December 28, 2023	January 25, 2024	0.78	21,280
Total Distributions			$2.82	$75,991
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 22, 2022	$0.62	$12,551
June 24, 2022	June 24, 2022	July 25, 2022	0.55	12,160
September 26, 2022	September 28, 2022	October 20, 2022	0.56	13,333
December 20, 2022	December 20, 2022	January 19, 2023	0.60	14,285
Total Distributions			$2.33	$52,329
During the year ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company accrued $63, $63 and $63 of dividends to holders of the Series A Preferred Stock. As of December 31, 2023 and December 31, 2022, $0 and $0, respectively, was unpaid and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities
(9)EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$92,398	$23,837	$26,605
Weighted average shares outstanding	26,752,591	22,199,480	9,104,367
Basic and diluted earnings (loss) per common share	$3.45	$1.07	$2.92
(10)     INCOME TAXES

For income tax purposes, distributions made to holders of the Company’s Preferred Stock and Common Stock are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2023, December 31, 2022 and December 31, 2021, were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$75,996	$52,392	$21,840
Net long-term capital gains	57	—	—
Total taxable distributions	$76,053	$52,392	$21,840
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2023, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Common Stock in 2023. The amount carried forward to 2024 is estimated to be approximately $3,837, of which $3,756 is expected to be ordinary income and $81 is expected to be capital gains, although these amounts will not be finalized until the 2023 tax returns are filed in 2024.
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
The book-to-tax differences relating to distributions made to the Company’s holders of Common Stock resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Paid-in capital in excess of par value of Common Stock	$(155)	$(4)	$(108)
Total distributable earnings (loss)	$155	$4	$108
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2023, December 31, 2022 and December 31, 2021, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2023):

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Gross unrealized appreciation	$6,491	$1,096	$4,784
Gross unrealized depreciation	(17,176)	(26,162)	(1,546)
Net unrealized appreciation (depreciation)	$(10,685)	$(25,066)	$3,238
Tax cost of investments at year end	$1,156,722	$1,103,185	$885,827

(11) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Per Share Data:(1)
Net asset value per share of common stock, beginning of period	$19.98	$21.20	$19.84	$20.00
Net investment income (loss)	2.92	2.34	2.54	(0.06)
Net unrealized and realized gain (loss)(2)	0.52	(1.23)	0.62	(0.23)
Net increase (decrease) in net assets resulting from operations	3.44	1.11	3.16	(0.29)
Dividends declared	(2.82)	(2.33)	(1.84)	(0.02)
Issuance of common stock	—	—	0.04	0.15
Total increase (decrease) in net assets	0.62	(1.22)	1.36	(0.16)
Net asset value per share of common stock, end of period	$20.60	$19.98	$21.20	$19.84
Common shares outstanding, end of period	27,281,428	25,807,951	20,244,075	3,874,264
Weighted average common shares outstanding	26,752,591	22,199,480	9,104,367	2,676,338
Total return based on net asset value(3)	17.22%	5.24%	16.13%	(0.69)%
Ratio/Supplemental Data :
Net assets attributable to the holders of Common Stock, end of period	$562,119	$516,232	$429,724	$77,396
Ratio of total expenses to average net asset(4)	10.23%	6.71%	4.91%	2.63%
Ratio of net investment income to average net assets(4)	14.16%	11.10%	11.27%	0.08%
Ratio of total contributed capital to total committed capital, end of period	85.15%	80.67%	65.10%	15.30%
Asset coverage ratio	193.70%	187.14%	185.17%	233.39%
Portfolio turnover rate	11.62%	12.52%	19.72%	1.83%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share.
(4)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock.
(12) SUBSEQUENT EVENTS
On February 29, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per share, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 25, 2024 to Common Stock holders of record as of March 29, 2024.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, a Nominating and Corporate Governance Committee, and a Pricing Committee and may establish additional committees in the future.
Board of Directors and Executive Officers
Directors
The Board of Directors is composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding preferred stock, the preferred stockholders shall have the right, as a class, to elect two additional directors to the Board of Directors. The Company has designated David N. Miller and Jeffrey S. Levin as the directors to be voted on exclusively by holders of our preferred stock. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	47	Chair of the Board of Directors since 2020
Jeffrey S. Levin	43	Chief Executive Officer, President and Director since 2020
Independent Directors
Joan Binstock	70	Director since 2020
Bruce Frank	69	Director since 2020
Adam Metz	62	Director since 2020
Kevin Shannon	68	Director since 2020
The address for each of our directors is c/o SL Investment Corp., 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	51	Chief Operating Officer since 2020
Michael Occi	40	Chief Administrative Officer since 2023
David Pessah	38	Chief Financial Officer since 2023
Gauranga Pal	46	Chief Compliance Officer since 2023
Biographical Information
Directors
The Board of Directors has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board of Directors has determined that each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this report, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since September 2020. Mr. Miller is the Head of Global Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. He also serves as the chair of the board of directors of each of the other MS BDCs. Mr. Miller joined Morgan Stanley in August 2016 and has over 24 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 - 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer, President and a member of our Board of Directors since September 2020. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves on the Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin serves as Chief Executive Officer, President and a member of the board of directors of each of the other MS BDCs. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining IM in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since September 2020. Ms. Binstock also serves as a member of the board of directors and the Chair of the Nominating and Corporate Governance Committee of each of the other MS BDCs. Ms. Binstock serves as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019 a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Operating and Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since September 2020. Mr. Frank also serves as a member of the board of directors and Chair of the Audit Committee of each of the other MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Lead Independent Director, chair of the Audit Committee and a member of the Nominating and Governance and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of our Board of Directors since September 2020. Mr. Metz also serves as a member of the board of directors of each of the other MS BDCs. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE:SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since September 2020 and Chair of the Compensation Committee since September 2023. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help For Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in September 2020. Ms. Mizrachi also serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.
Michael Occi was appointed as our Chief Administrative Officer in January 2023. Mr. Occi also serves in the same capacity for each of the other MS BDCs. Mr. Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

David Pessah was appointed as our Chief Financial Officer in December 2023. Mr. Pessah also serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in May 2023. Mr. Pal also serves in the same capacity for the MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
Board of Directors Leadership Structure
Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and executive officers and approves the engagement and reviews the performance of our independent public accounting firm.
Under our Bylaws, our Board of Directors may designate a Chair to preside over the meetings of our Board of Directors and meetings of the shareholders and to perform such other duties as may be assigned to him or her by the Board of Directors. We do not have a fixed policy as to whether the Chair of the Board of Directors should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and the best interests of our shareholders at such times.
Presently, David N. Miller serves as the Chair of our Board of Directors. Mr. Miller is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of us, and therefore, is an interested director. We believe that Mr. Miller’s extensive knowledge of the financial services industry and capital markets in particular qualify him to serve as the Chair of our Board of Directors. We believe that we are best served through this leadership structure, as Mr. Miller’s relationship with our Adviser provides an effective bridge and encourages an open dialogue between management and our Board of Directors, ensuring that both groups act with a common purpose.
Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is Chair of the Board of Directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Board of Directors’ Role in Risk Oversight
Our Board of Directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Directors and is comprised solely of Independent Directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors at least once each year.

We believe that our Board of Director’s role in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally must invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Directors
An Audit Committee and a Nominating and Corporate Governance Committee have been established by our Board of Directors. All directors are expected to attend at least 75% of the aggregate number of meetings of our Board of Directors and of the respective committees on which they serve.
Audit Committee
The members of the Audit Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is financially literate, is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act, and meets the independence requirements of Rule 10A(m)(3) of the Exchange Act. Mr. Frank serves as Chair of the Audit Committee. Our Board of Directors has determined that Ms. Binstock and Messrs. Frank, Metz and Shannon are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of certain of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses director diversity, among other factors, with a view toward the needs of our Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively, including concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves our needs and the interests of our unitholders.
Pricing Committee
The members of the Pricing Committee are Messrs. Levin and Metz, provided, that all other members of the Board of Directors are invited to attend all meetings of the Pricing Committee and, if in attendance, shall be deemed to be members of the Pricing Committee. The Pricing Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Pricing Committee.
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
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and President and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of over 23 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
The members of the Investment Committee are: David N. Miller, Jeffrey S. Levin, Jeffrey Day, Kunal Soni, David Kulakofsky, Sean Sullivan, Ashwin Krishnan, Henry ‘Hank’ D’Alessandro, Toby Norris and Peter Ma.
The foregoing lists of personnel may not be complete lists and are subject to change, at any time, at the discretion of the Adviser, and no assurance can be given that such personnel will remain in their current positions or retain their current functions with regard to the platform or the Company. Also, the Adviser may change the scope of senior management, portfolio management or the Investment Committee’s responsibilities from time to time, or may conduct periodic portfolio reviews through other internal management committees within guidelines and constraints approved by the Investment Committee. The Adviser undertakes no obligation to update the foregoing description relating to senior management, portfolio management or the Investment Committee in the event of a change in personnel or in the scope of responsibilities.
Item 11. Executive Compensation
Compensation of Executive Officers
None of our executive officers receive direct compensation from us. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Compensation of Directors
For the fiscal year ended December 31, 2023, the Independent Directors received an annual fee of $50,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as independent directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2023. No compensation is paid by the Company to any Interested Director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$50,000	$276,164
Bruce Frank	$55,000	$302,733
Adam Metz	$50,000	$276,164
Kevin Shannon	$50,000	$276,164
1.The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, North Haven Private Income Fund A, LGAM Private Credit LLC, and T Series Middle Market Loan Fund LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of March 7, 2024 with respect to our shares for those persons who beneficially own five percent or more of our outstanding shares, each of our directors and officers, and all our officers and directors, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Name of Individual or Identity of Group	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned(1)	Number of Shares of Preferred Stock Beneficially Owned(1)	Percent of Preferred Stock Beneficially Owned(1)
David N. Miller	—	—	—	—
Jeffrey S. Levin	—	—	—	—
Joan Binstock	—	—	—	—
Bruce Frank	—	—	—	—
Adam Metz	—	—	—	—
Kevin Shannon	—	—	—	—
Orit Mizrachi	—	—	—	—
Michael Occi	—	—	—	—
David Pessah	—	—	—	—
Gauranga Pal	—	—	—	—
All directors and officers as a group (10 persons)	—	—	—	—
Beneficial Ownership of 5% or More	—	—	—	—
Lockheed Martin Corporation Master Retirement Trust(2)	6,092,331	22.3%

(1)
For purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares of our common stock or our preferred stock as of a given date which such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days after such date. For purposes of computing the percentage of outstanding shares of common stock and our preferred stock held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of determining the percentage of shares beneficially owned for such person, but is not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person (except in the case of Directors and executive officers as a group). Except as otherwise noted, each beneficial owner of more than 5% of our common stock and preferred stock and each Director and executive officer has sole voting and/or investment power over the shares reported.

(2)
The number of shares beneficially owned is based on (i) a Schedule 13G (“Schedule 13G”) filed on February 12, 2024 jointly by each of Lockheed Martin Investment Management Company (“LMIMCo”) and Lockheed Martin Corporation Master Retirement Trust (“MRT”) and (ii) the internal records of the Company. MRT, an employee benefit plan trust governed by the Employee Retirement Income Security Act of 1974, as amended, is the record owner of 6,092,331 shares of the Company’s common stock. LMIMCo is the named fiduciary of MRT and may be deemed to beneficially own securities held by MRT. Lockheed Martin Corporation (“LMC”) is the sole owner of LMIMCo and as a result of that relationship may be deemed to beneficially own the securities beneficially owned by LMIMCo. LMC expressly disclaims beneficial ownership of the securities reported therein. The Schedule 13G reflects shared voting power of MRT and LMIMCo over all 6,092,331 shares held by MRT. The principal business address of LMC is 6801 Rockledge Drive, Bethesda, MD 20817. The principal business address of each of MRT and LMIMCo is c/o Lockheed Martin Investment Management Company, 6801 Rockledge Drive, MP 150, 9th Floor, Bethesda, MD 20817.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Related Transactions
Investment Advisory Agreement
We have entered into the Investment Advisory Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we pay the Adviser a base management fee for investment advisory and management services. In addition, we reimburse the Adviser for certain expenses it incurs on our behalf. Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that manage, and may in the future manage, investment funds, accounts or other investment vehicles with investment objectives similar to ours. The Investment Advisory Agreement was most recently approved by the Board, including a majority of the Independent Directors, for renewal for an additional one-year term in August 2023
Administration Agreement
We have entered into the Administration Agreement with our Administrator and will reimburse it for the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement.
Director Independence
The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has and determined that each of our directors, other than Messrs. Miller and Levin, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2023.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2023	$200,000	$—	$—	$—
2022	$185,000	$—	$—	$—
2021	$160,000	$—	$—	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2023, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1) Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 75 of this annual report on Form 10-K.
(2) Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3) Exhibits. The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
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
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of SL Investment Corp.(2)
3.2	Certificate of Designation of 12.0% Series A Cumulative Preferred Stock of SL Investment Corp.(1)
3.3	Amended and Restated Bylaws of SL Investment Corp.(9)
4.1	Description of Securities. (3)
10.1	Investment Advisory Agreement by and between SL Investment Corp. and MS Capital Partners Adviser Inc., dated as of September 24, 2020.(1)
10.2	Amended and Restated Investment Advisory Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS Capital Partners Adviser Inc.(2)
10.3	Administration Agreement by and between SL Investment Corp. and MS BDC Administrative Services LLC, dated as of September 24, 2020.(1)
10.4	Amended and Restated Administration Agreement, dated as of February 1, 2021, by and between SL Investment Corp. and MS BDC Administrative Services LLC.(2)
10.5	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
10.6
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)

10.7	Form of Indemnification Agreement.(1)
10.8	Form of Subscription Agreement.(1)
10.9
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(7)

10.10
Amended and Restated Loan and Security Agreement, dated as of December 3, 2020, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(4)

10.11
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(5)

10.12
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of November 24, 2021, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto(6)

10.13
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, incorporating Amendments No. 1-3, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto.(8)

10.14
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2023, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto.(10)

14.1	Code of Ethics of SL Investment Corp.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 25, 2020 (File No. 000-56211)
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on February 5, 2021 (File No. 814-01366)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 22, 2021 (File No. 814-01366)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on June 9, 2021 (File No. 814-01366)
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on August 26, 2021 (File No. 814-01366)
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 1, 2021 (File No. 814-01366)
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 21, 2022 (File No. 814-01366)
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 10, 2022 (File No. 814-01366)
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 11, 2023 (File No. 814-01366)
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on April 4, 2023 (File No. 814-01366)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

Dated: March 7, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 7, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 7, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: March 7, 2024	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 7, 2024	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 7, 2024	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 7, 2024	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 7, 2024	By:	/s/ Adam Metz
Adam Metz Director