Form 10-Q
period 2024-03-31
SL Investment Corp.
filed 2024-05-14
CIK 1825590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 14, 2024, the Registrant had 27,281,428 shares of common stock, $0.001 par value per share, outstanding.

SL Investment Corp.

SIGNATURES

SL Investment Corp.
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,137,194 and $1,156,731)	$1,128,417	$1,146,036
Cash	33,982	36,643
Deferred financing costs	5,278	5,769
Interest and dividend receivable from non-controlled/non-affiliated investments	9,126	10,834
Receivable for investments sold/repaid	23,989	387
Prepaid expenses and other assets	73	18
Total assets	1,200,865	1,199,687

Liabilities
Debt	603,073	599,373
Payable for investments purchased	—	280
Payable to affiliates (Note 3)	349	1,246
Dividends payable	20,734	21,280
Management fees payable	356	356
Interest and other financing costs payable	11,817	13,167
Accrued expenses and other liabilities	1,551	1,345
Total liabilities	637,880	637,047

Commitments and Contingencies (Note 7)

Net Assets
Series A Preferred stock, par value $0.001 (1,000,000 shares authorized and 521 and 521 shares issued and outstanding)	1	1
Paid-in capital in excess of par value of Series A Preferred Stock	520	520
Common Stock, par value $0.001 per share (100,000,000 shares authorized and 27,281,428 and 27,281,428 shares issued and outstanding)	27	27
Paid-in capital in excess of par value of Common Stock	569,210	569,210
Total distributable earnings (loss)	(6,773)	(7,118)
Total net assets	562,985	562,640
Total liabilities and net assets	$1,200,865	$1,199,687
Net asset value per common share	$20.62	$20.60

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$33,306	$30,971
Payment-in-kind	970	146
Dividend income	163	139
Other income	416	387
Total investment income	34,855	31,643

Expenses:
Interest and other financing expenses	13,173	13,220
Management fees	356	337
Professional fees	343	313
Directors’ fees	52	51
General and other expenses	18	54
Total expenses	13,942	13,975
Net investment income before excise taxes	20,913	17,668
Excise tax expense	21	23
Net investment income after excise taxes	20,892	17,645

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	(1,715)	63
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	1,918	(1,288)
Net realized and unrealized gains (losses)	203	(1,225)
Net increase (decrease) in net assets resulting from operations	21,095	16,420
Preferred Stock dividend	(16)	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$21,079	$16,404

Net investment income (loss) per common share (basic and diluted)	$0.77	$0.68
Earnings (loss) per common share (basic and diluted)	$0.77	$0.64
Weighted average common shares outstanding :	27,281,428	25,807,951

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net assets at beginning of period	$562,640	$516,232
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	20,892	17,645
Net realized gain (loss)	(1,715)	63
Net change in unrealized appreciation (depreciation)	1,918	(1,288)
Net increase (decrease) in net assets resulting from operations	21,095	16,420

Distributions to stockholders from:
Distributable earnings	(20,750)	(16,533)
Total distributions to stockholders	(20,750)	(16,533)

Net increase (decrease) in net assets resulting from capital transactions	—	—
Total increase (decrease) in net assets	345	(113)
Net assets at end of period	$562,985	$516,119
Distribution per share	$0.76	$0.64

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,095	$16,420
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(1,918)	1,288
Net realized (gain) loss on investments	1,715	(63)
Net accretion of discount and amortization of premium on investments	(1,043)	(968)
Payment-in-kind interest and dividend capitalized	(1,029)	(219)
Amortization of deferred financing costs	492	1,067
Purchases of investments and change in payable for investments purchased	(45,894)	(51,584)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold.	41,905	32,901
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	1,708	(638)
(Increase) decrease in prepaid expenses and other assets	(55)	(75)
(Decrease) increase in payable to affiliates	(897)	(387)
(Decrease) increase in management fee payable	—	12
(Decrease) increase in interest and other financing costs payable	(1,350)	1,941
(Decrease) increase in accrued expenses and other liabilities	206	132
Net cash provided by (used in) operating activities	14,935	(173)

Cash flows from financing activities:
Borrowings on debt	49,000	45,000
Repayments on debt	(45,300)	(16,634)
Proceeds from issuance of Common Stock and change in subscription receivable	—	18,597
Dividends paid	(21,296)	(14,301)
Net cash provided by (used in) financing activities	(17,596)	32,662
Net increase (decrease) in cash	(2,661)	32,489
Cash, beginning of period	36,643	25,116
Cash, end of period	$33,982	$57,605

Supplemental information and non-cash activities:
Excise Tax Paid	$91	$26
Accrued but unpaid excise tax expense	$—	$—
Interest expense paid	$14,031	$10,212
Accrued but unpaid dividends	$20,734	$16,517
Non-cash purchases of investments	$(11,367)	$—
Non-cash sales of investments	$11,367	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(4) (5) (6)	S +	5.00%	10.40%	12/22/2026	11,955	$11,802	$11,865	2.11%
Jonathan Acquisition Company	(4) (6) (12)	S +	5.00%	10.40%	12/22/2025	1,167	1,150	1,153	0.20
Mantech International CP	(4) (5) (7)	S +	5.75%	11.06%	09/14/2029	10,329	10,157	10,329	1.83
Mantech International CP	(4) (7) (12)	S +	5.75%	11.06%	09/14/2029	919	890	919	0.16
Mantech International CP	(4) (7) (12)	S +	5.75%	11.06%	09/14/2028	—	(24)	—
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.71%	04/22/2027	7,715	7,670	7,693	1.37
PCX Holding Corp.	(4) (5) (6)	S +	6.25%	11.71%	04/22/2027	7,769	7,676	7,747	1.38
PCX Holding Corp.	(4) (6) (12)	S +	6.25%	11.71%	04/22/2027	529	525	527	0.09
Two Six Labs, LLC	(4) (5) (7)	S +	5.50%	10.81%	08/20/2027	4,979	4,915	4,850	0.86
Two Six Labs, LLC	(4) (7)	S +	5.50%	10.81%	08/20/2027	1,811	1,786	1,762	0.31
Two Six Labs, LLC	(4) (7) (12)	S +	5.50%	10.81%	08/20/2027	—	(10)	(25)	—
							46,537	46,820	8.31
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4) (5) (7)	S +	5.75%	11.06%	11/06/2027	2,358	2,325	2,348	0.42
RoadOne IntermodaLogistics	(4) (6)	S +	6.25%	11.56%	12/29/2028	627	611	617	0.11
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.56%	12/29/2028	57	55	55	0.01
RoadOne IntermodaLogistics	(4) (6) (12)	S +	6.25%	11.56%	12/29/2028	8	4	6	—
							2,995	3,026	0.54
Automobile Components
Continental Battery Company	(4) (5) (6)	S +	7.00% (incl 4.08% PIK)	12.46%	01/20/2027	6,251	6,175	5,113	0.91
Randy's Holdings, Inc.	(4) (5) (6)	S +	6.50%	11.81%	01/11/2028	2,478	2,417	2,478	0.44
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.81%	01/11/2028	100	89	100	0.02
Randy's Holdings, Inc.	(4) (6) (12)	S +	6.50%	11.81%	01/11/2028	88	81	88	0.02
Sonny's Enterprises, LLC	(4) (6)	S +	6.75%	12.22%	08/05/2028	19,801	19,555	19,801	3.52
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	12.22%	08/05/2028	160	154	160	0.03
Sonny's Enterprises, LLC	(4) (6) (12)	S +	6.75%	12.22%	05/08/2027	—	(5)	—
Spectrum Automotive Holdings Corp.	(4) (5) (7)	S +	5.75%	11.19%	06/29/2028	10,007	9,906	9,828	1.75
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.19%	06/29/2028	2,294	2,267	2,244	0.40
Spectrum Automotive Holdings Corp.	(4) (7) (12)	S +	5.75%	11.19%	06/29/2027	—	(3)	(7)	—
							40,636	39,805	7.09
Automobiles
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.68%	02/28/2025	8,774	8,725	8,657	1.54
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.68%	02/28/2025	1,536	1,528	1,516	0.27
ARI Network Services, Inc.	(4) (7) (12)	S +	5.25%	10.68%	02/28/2025	260	253	242	0.04
COP Collisionright Parent, LLC	(4) (5) (6)	S +	5.50%	10.82%	01/29/2030	1,074	1,053	1,053	0.19

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
COP Collisionright Parent, LLC	(4) (6) (12)	S +	5.50%	10.82%	01/29/2030	29	$23	$23	—%
COP Collisionright Parent, LLC	(4) (6) (12)	S +	5.50%	10.82%	01/29/2030	26	23	23	—
ARI Network Services, Inc.	(4) (5) (7)	S +	5.25%	10.68%	02/28/2026	33	32	32	0.01
Summit Buyer, LLC	(4) (5) (6)	S +	5.75%	11.00%	01/14/2027	9,360	9,251	8,983	1.60
Summit Buyer, LLC	(4) (6) (12)	S +	5.75%	11.00%	01/14/2027	13,753	13,593	13,193	2.34
Summit Buyer, LLC	(4) (12)	P +	4.25%	12.75%	01/14/2027	196	185	153	0.03
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.46%	02/12/2025	16,054	15,919	15,822	2.81
Turbo Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.46%	02/12/2025	1,470	1,456	1,449	0.26
							52,041	51,146	9.09
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	S +	5.50%	11.15%	04/27/2027	6,330	6,293	6,323	1.12
GraphPad Software, LLC	(4) (6)	S +	6.00%	11.46%	04/27/2027	750	746	749	0.13
							7,039	7,072	1.25
Chemicals
V Global Holdings, LLC	(4) (5) (7)	S +	5.75%	11.22%	12/22/2027	1,513	1,491	1,421	0.25
V Global Holdings, LLC	(4) (7) (12)	S +	5.75%	11.22%	12/22/2025	129	128	116	0.02
							1,619	1,537	0.27
Commercial Services & Supplies
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	10.23%	12/23/2026	7,312	7,240	7,312	1.30
365 Retail Markets, LLC	(4) (5) (6)	S +	4.75%	10.23%	12/23/2026	2,346	2,328	2,346	0.42
365 Retail Markets, LLC	(4) (6) (12)	S +	4.75%	10.23%	12/23/2026	—	(11)	—
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	12.55%	09/12/2029	840	818	840	0.15
Atlas Us Finco, Inc.	(4) (5) (6) (9)	S +	7.25%	12.55%	09/12/2029	67	66	67	0.01
Atlas Us Finco, Inc.	(4) (6) (9) (12)	S +	7.25%	12.55%	09/12/2028	—	(2)	—
BPG Holdings IV Corp.	(4) (5) (7)	S +	6.00%	11.31%	07/29/2029	9,505	8,972	9,330	1.66
Encore Holdings, LLC	(4) (5) (7)	S +	5.25%	10.65%	11/23/2028	9,131	9,016	9,131	1.62
Encore Holdings, LLC	(4) (5) (7) (12)	S +	5.25%	10.65%	11/23/2028	17,803	17,616	17,794	3.16
Encore Holdings, LLC	(4) (7) (12)	S +	5.25%	10.65%	11/23/2027	—	(29)	—
Energy Labs Holdings Corp.	(4) (5) (6)	S +	5.25%	10.68%	07/04/2028	383	379	379	0.07
Energy Labs Holdings Corp.	(4) (6)	S +	5.25%	10.68%	07/04/2028	36	36	36	0.01
Energy Labs Holdings Corp.	(4) (6) (12)	S +	5.25%	10.68%	07/04/2028	17	17	17	—
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.73%	12/15/2028	15,182	14,957	15,097	2.68
FLS Holding, Inc.	(4) (5) (6) (9)	S +	5.25%	10.73%	12/15/2028	3,560	3,508	3,540	0.63
FLS Holding, Inc.	(4) (6) (9) (12)	S +	5.25%	10.73%	12/17/2027	—	(18)	(8)	—
Helios Service Partners, LLC	(4) (6)	S +	6.25%	11.81%	03/19/2027	244	238	241	0.04
Helios Service Partners, LLC	(4) (6) (12)	S +	6.25%	11.81%	03/19/2027	351	342	346	0.06
Helios Service Partners, LLC	(4) (6) (12)	S +	6.00%	11.56%	03/19/2027	27	26	26	—

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(4) (5) (6)	S +	6.25%	11.56%	02/10/2030	4,411	$4,296	$4,317	0.77%
Iris Buyer, LLC	(4) (6) (12)	S +	6.25%	11.56%	02/10/2030	417	406	404	0.07
Iris Buyer, LLC	(4) (6) (12)	S +	6.25%	11.56%	02/10/2029	—	(16)	(13)	—
Helios Service Partners, LLC	(4) (6) (12)	S +	6.25%	11.84%	03/19/2027	—	(7)	(7)	—
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.81%	07/15/2027	9,845	9,741	9,802	1.74
PDFTron Systems, Inc.	(4) (5) (6) (9)	S +	5.50%	10.81%	07/15/2027	4,158	4,105	4,140	0.74
PDFTron Systems, Inc.	(4) (6) (9) (12)	S +	5.50%	10.81%	07/15/2026	550	520	536	0.10
Procure Acquireco, Inc. (Procure Analytics)	(4) (5) (7)	S +	5.00%	10.49%	12/20/2028	15,516	15,287	15,423	2.74
Procure Acquireco, Inc. (Procure Analytics)	(4) (7)	S +	5.00%	10.49%	12/20/2028	767	754	762	0.14
Procure Acquireco, Inc. (Procure Analytics)	(4) (7) (12)	S +	5.00%	10.49%	12/20/2028	—	(13)	(6)	—
Sherlock Buyer Corp.	(4) (5) (6)	S +	5.75%	11.16%	08/12/2028	18,320	18,050	18,320	3.25
Sherlock Buyer Corp.	(4) (6) (12)	S +	5.75%	11.16%	08/12/2027	—	(27)	—
Surewerx Purchaser III, Inc.	(4) (5) (7) (9)	S +	6.75%	12.05%	12/28/2029	2,063	2,009	2,063	0.37
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	12.05%	12/28/2029	—	(7)	—
Surewerx Purchaser III, Inc.	(4) (7) (9) (12)	S +	6.75%	12.05%	12/28/2028	172	163	172	0.03
Sweep Purchaser, LLC	(4) (5) (6)	S +	5.75% PIK	11.07%	06/30/2027	1,896	1,896	1,896	0.34
Sweep Purchaser, LLC	(4) (5) (6)	S +	5.75%	11.07%	06/30/2027	1,062	1,062	1,062	0.19
Sweep Purchaser, LLC	(4) (6) (12)	S +	5.50%	11.07%	06/30/2027	—	—	—
Tamarack Intermediate, LLC	(4) (5) (7)	S +	5.50%	10.97%	03/13/2028	5,534	5,453	5,432	0.96
Tamarack Intermediate, LLC	(4) (7) (12)	S +	5.50%	10.97%	03/13/2028	201	192	190	0.03
Tamarack Intermediate, LLC	(4) (7) (12)	S +	5.50%	10.97%	03/13/2028	—	(12)	(16)	—
Vensure Employer Services, Inc.	(4) (7) (12)	S +	5.25%	10.57%	04/01/2027	3,018	2,925	2,904	0.52
VRC Companies, LLC	(4) (5) (6)	S +	5.75%	11.07%	06/29/2027	21,366	21,165	21,366	3.80
VRC Companies, LLC	(4) (6) (12)	S +	5.75%	11.07%	06/29/2027	55	48	48	0.01
VRC Companies, LLC	(4) (6) (12)	S +	5.75%	11.07%	06/29/2027	—	(6)	—
							153,483	155,289	27.61
Construction & Engineering
Arcoro Holdings Corp.	(4) (6)	S +	5.50%	10.82%	03/28/2030	8,696	8,522	8,522	1.51
Arcoro Holdings Corp.	(4) (6) (12)	S +	5.50%	10.82%	03/28/2030	—	(26)	(26)	—
KPSKY Acquisition, Inc.	(4) (5) (7)	S +	5.25%	10.66%	10/19/2028	14,476	14,269	14,210	2.52
KPSKY Acquisition, Inc.	(4) (5) (7)	S +	5.25%	10.66%	10/19/2028	3,442	3,389	3,379	0.60
Superman Holdings, LLC	(4) (6)	S +	6.13%	11.43%	08/31/2027	401	392	397	0.07
Superman Holdings, LLC	(4) (6) (12)	S +	6.13%	11.43%	08/31/2027	—	(1)	(1)	—
							26,545	26,481	4.70
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.50%	10.83%	03/02/2031	670	663	663	0.12
PDI TA Holdings, Inc.	(4) (7) (12)	S +	5.50%	10.83%	03/02/2031	—	(1)	(1)	—

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.	(4) (7) (12)	S +	5.50%	10.83%	03/02/2031	—	$(1)	$(1)	—%
							661	661	0.12
Containers & Packaging
BP Purchaser, LLC	(4) (5) (7)	S +	5.50%	11.08%	11/12/2028	23,191	22,849	22,089	3.92
FORTIS Solutions Group, LLC	(4) (5) (7)	S +	5.50%	10.90%	10/13/2028	11,481	11,317	11,481	2.04
FORTIS Solutions Group, LLC	(4) (7) (12)	S +	5.50%	10.90%	10/13/2028	184	178	184	0.03
FORTIS Solutions Group, LLC	(4) (7) (12)	S +	5.50%	10.90%	10/15/2027	58	44	58	0.01
							34,388	33,812	6.00
Distributors
48Forty Solutions, LLC	(4) (5) (6)	S +	6.00%	11.43%	11/30/2026	9,820	9,683	8,569	1.52
48Forty Solutions, LLC	(4) (6) (12)	S +	6.00%	11.43%	11/30/2026	1,056	1,038	863	0.15
Avalara, Inc.	(4) (5) (7)	S +	7.25%	12.56%	10/19/2028	2,359	2,311	2,359	0.42
Avalara, Inc.	(4) (7) (12)	S +	7.25%	12.56%	10/19/2028	—	(4)	—	—
Bradyifs Holdings, LLC	(4) (5) (6)	S +	6.00%	11.31%	10/31/2029	867	851	856	0.15
Bradyifs Holdings, LLC	(4) (6) (12)	S +	6.00%	11.31%	10/31/2029	23	22	22	—
Bradyifs Holdings, LLC	(4) (6) (12)	S +	6.00%	11.31%	10/31/2029	—	(1)	(1)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.43%	01/11/2028	14,950	14,842	14,455	2.57
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.98%	11.43%	01/11/2028	8,319	8,262	8,043	1.43
							37,004	35,166	6.24
Diversified Consumer Services
Apex Service Partners, LLC	(4) (5) (6)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	14,414	14,152	14,154	2.51
Apex Service Partners, LLC	(4) (6) (12)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	1,880	1,826	1,819	0.32
Apex Service Partners, LLC	(4) (6) (12)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2029	434	414	413	0.07
Assembly Intermediate, LLC	(4) (5) (6)	S +	6.00%	11.41%	10/19/2027	8,889	8,771	8,589	1.53
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.00%	11.41%	10/19/2027	1,556	1,531	1,481	0.26
Assembly Intermediate, LLC	(4) (6) (12)	S +	6.00%	11.41%	10/19/2027	—	(11)	(30)	(0.01)
EVDR Purchaser, Inc.	(4) (7)	S +	5.50%	10.83%	02/14/2031	346	339	339	0.06
EVDR Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.83%	02/14/2031	—	(1)	(1)	—
EVDR Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.83%	02/14/2031	24	22	22	—
FPG Intermediate Holdco, LLC	(4) (6) (14)	S +	6.50%	12.18%	05/03/2027	704	694	639	0.11
Heartland Home Services, Inc.	(4) (7)	S +	5.75%	11.08%	12/15/2026	1,941	1,928	1,925	0.34
Lightspeed Solution, LLC	(4) (5) (7)	S +	6.50% (incl. 2.17% PIK)	11.84%	01/03/2028	3,980	3,926	3,971	0.71
Lightspeed Solution, LLC	(4) (7)	S +	6.50% (incl. 2.17% PIK)	11.84%	01/03/2028	262	259	262	0.05
LUV Car Wash Group, LLC	(4) (5) (6) (12)	S +	7.00%	12.32%	09/12/2026	893	887	892	0.16
Magnolia Wash Holdings	(4) (5) (6)	S +	6.50%	12.09%	07/14/2028	1,464	1,441	1,301	0.23

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(4) (6)	S +	6.50%	12.09%	07/14/2028	313	$308	$278	0.05%
Magnolia Wash Holdings	(4) (6) (12)	S +	6.50%	12.09%	07/14/2028	39	38	31	0.01
Spotless Brands, LLC	(4) (5) (6)	S +	6.50%	11.98%	07/25/2028	1,421	1,398	1,413	0.25
Spotless Brands, LLC	(4) (6)	S +	6.50%	11.98%	07/25/2028	269	265	268	0.05
Spotless Brands, LLC	(4) (6) (12)	S +	6.50%	11.98%	07/25/2028	—	(1)	—	—
Vertex Service Partners, LLC	(4) (5) (7)	S +	5.50%	10.90%	08/11/2030	207	202	203	0.04
Vertex Service Partners, LLC	(4) (7) (12)	S +	5.50%	10.90%	08/11/2030	181	174	173	0.03
Vertex Service Partners, LLC	(4) (7) (12)	S +	5.50%	10.90%	08/11/2030	—	(1)	(1)	—
							38,561	38,141	6.77
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(4) (5) (7)	S +	6.00%	11.46%	06/07/2028	1,905	1,877	1,417	0.25
Abracon Group Holdings, LLC	(4) (7) (12)	S +	6.00%	11.46%	06/07/2028	—	(2)	(36)	(0.01)
Abracon Group Holdings, LLC	(4) (7)	S +	6.00%	11.46%	06/07/2028	127	125	95	0.02
Dwyer Instruments, Inc.	(4) (5) (7)	S +	5.75%	11.15%	07/21/2027	3,013	2,968	2,979	0.53
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.15%	07/21/2027	638	623	623	0.11
Dwyer Instruments, Inc.	(4) (7) (12)	S +	5.75%	11.15%	07/21/2027	—	(4)	(3)	—
Infinite Bidco, LLC	(4) (8)	S +	6.25%	11.83%	02/03/2028	4,682	4,567	4,669	0.83
Magneto Components Buyco, LLC	(4) (5) (7)	S +	6.00%	11.33%	05/12/2030	220	216	216	0.04
Magneto Components Buyco, LLC	(4) (7) (12)	S +	6.00%	11.33%	05/12/2030	—	—	(1)	—
Magneto Components Buyco, LLC	(4) (7) (12)	S +	6.00%	11.33%	05/12/2029	—	(1)	(1)	—
							10,369	9,958	1.77
Financial Services
Applitools, Inc.	(4) (5) (7) (9)	S +	6.25% PIK	11.58%	05/25/2029	1,703	1,684	1,668	0.30
Applitools, Inc.	(4) (7) (9) (12)	S +	6.25%	11.58%	05/25/2028	—	(3)	(4)	—
Cerity Partners, LLC	(4) (5) (7)	S +	6.75%	12.09%	07/30/2029	1,801	1,754	1,801	0.32
Cerity Partners, LLC	(4) (7)	S +	6.75%	12.09%	07/30/2029	2,543	2,482	2,543	0.45
GC Waves Holdings, Inc.	(4) (7)	S +	6.00%	10.68%	10/08/2029	228	224	225	0.04
GC Waves Holdings, Inc.	(4) (7) (12)	S +	6.00%	10.68%	10/08/2029	103	89	94	0.02
GC Waves Holdings, Inc.	(4) (7) (12)	S +	6.00%	10.68%	10/08/2029	—	(1)	—	—
SitusAMC Holdings Corp.	(4) (5) (7)	S +	5.50%	10.90%	12/22/2027	6,692	6,644	6,692	1.19
Smarsh, Inc.	(4) (5) (7)	S +	5.75%	11.06%	02/16/2029	4,286	4,220	4,226	0.75
Smarsh, Inc.	(4) (7) (12)	S +	5.75%	11.06%	02/16/2029	536	524	521	0.09
Smarsh, Inc.	(4) (7) (12)	S +	5.75%	11.06%	02/16/2029	107	103	103	0.02
Trintech, Inc.	(4) (5) (6)	S +	6.50%	11.83%	07/25/2029	14,923	14,650	14,713	2.61
Trintech, Inc.	(4) (6) (12)	S +	6.50%	11.83%	07/25/2029	367	345	349	0.06
							32,715	32,931	5.85

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5) (6)	S +	7.25% (incl. 1.00% PIK)	12.68%	12/18/2025	3,612	$3,584	$3,335	0.59%
Health Care Equipment & Supplies
Performance Health & Wellness, Inc.	(4) (5) (6)	S +	5.75%	11.16%	12/07/2027	4,028	3,978	4,019	0.71
PerkinElmer U.S., LLC	(4) (5) (6)	S +	6.75%	12.07%	03/13/2029	653	636	652	0.12
Tidi Legacy Products, Inc.	(4) (5) (6)	S +	5.50%	10.83%	12/19/2029	368	361	362	0.06
Tidi Legacy Products, Inc.	(4) (6) (12)	S +	5.50%	10.83%	12/19/2029	—	(1)	(1)	—
Tidi Legacy Products, Inc.	(4) (6) (12)	S +	5.50%	10.83%	12/19/2029	—	(1)	(1)	—
YI, LLC	(4) (5) (6)	S +	5.75%	11.07%	03/12/2029	245	240	242	0.04
YI, LLC	(4) (6) (12)	S +	5.75%	11.07%	03/12/2029	—	—	(1)	—
YI, LLC	(4) (6) (12)	S +	5.75%	11.07%	03/12/2029	1	—	—
							5,213	5,272	0.93
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.74%	03/04/2028	15,304	14,987	15,016	2.67
DCA Investment Holdings, LLC	(4) (5) (7)	S +	6.50%	11.74%	03/04/2028	720	709	706	0.13
Gateway US Holdings, Inc.	(4) (5) (7) (9)	S +	6.00%	11.45%	09/22/2026	748	744	748	0.13
Gateway US Holdings, Inc.	(4) (7) (9)	S +	6.00%	11.45%	09/22/2026	211	210	211	0.04
Gateway US Holdings, Inc.	(4) (7) (9) (12)	S +	6.00%	11.45%	09/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	10.18%	10/12/2026	3,826	3,804	3,802	0.68
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	4.75%	10.18%	10/12/2026	8,663	8,614	8,609	1.53
Heartland Veterinary Partners, LLC	(4) (6) (12)	S +	4.75%	10.18%	10/12/2026	—	(4)	(5)	—
iCIMS, Inc.	(4) (5) (7)	S +	7.25% (incl. 3.88% PIK)	12.55%	08/18/2028	1,623	1,602	1,623	0.29
iCIMS, Inc.	(4) (7) (12)	S +	7.25% (incl. 3.88% PIK)	12.55%	08/18/2028	—	—	—	—
iCIMS, Inc.	(4) (7) (12)	S +	7.25% (incl. 3.88% PIK)	12.55%	08/18/2028	1	1	1	—
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	11.96%	08/21/2026	926	908	887	0.16
Intelerad Medical Systems Incorporated	(4) (6) (9)	S +	6.50%	11.96%	08/21/2026	63	63	61	0.01
Pareto Health Intermediate Holdings, Inc.	(4) (6)	S +	6.25%	11.55%	5/31/20230	1,041	1,021	1,038	0.18
Pareto Health Intermediate Holdings, Inc.	(4) (6) (12)	S +	6.25%	11.55%	5/312029	—	(2)	—	—
PPV Intermediate Holdings, LLC	(4) (7)	S +	5.75%	11.09%	08/31/2029	994	959	980	0.17
PPV Intermediate Holdings, LLC	(4) (7) (12)	S +	5.75%	11.09%	08/31/2029	—	(29)	(24)	—
Promptcare Infusion Buyer, Inc.	(4) (5) (6)	S +	6.00%	11.45%	01/09/2027	3,839	3,790	3,798	0.67
Promptcare Infusion Buyer, Inc.	(4) (6)	S +	6.00%	11.45%	01/09/2027	598	592	592	0.11
Stepping Stones Healthcare Services, LLC	(4) (5) (7)	S +	5.50%	10.91%	02/01/2029	4,288	4,239	4,245	0.75
Stepping Stones Healthcare Services, LLC	(4) (7)	S +	5.50%	10.91%	02/01/2029	962	951	953	0.17
Stepping Stones Healthcare Services, LLC	(4) (7) (12)	S +	5.50%	10.91%	12/30/2026	—	(5)	(6)	—
Suveto	(4) (5) (7)	S +	4.25%	9.68%	09/09/2027	5,060	5,027	4,863	0.86

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Suveto	(4) (7) (12)	S +	4.25%	9.68%	09/09/2027	171	$165	$149	0.03%
Vardiman Black Holdings, LLC	(4) (5) (8)	S +	7.00%	12.43%	03/18/2027	3,598	3,598	3,598	0.64
Vardiman Black Holdings, LLC	(4) (8) (12) (14)	S +	7.00%	12.43%	03/18/2027	—	(13)	(13)	—
Vermont Aus Pty Ltd.	(4) (5) (7) (9)	S +	5.50%	10.96%	03/23/2028	490	481	483	0.09
							52,412	52,315	9.31
Health Care Technology
Hyland Software, Inc.	(4) (5) (7)	S +	6.00%	11.33%	09/19/2030	7,534	7,460	7,488	1.33
Hyland Software, Inc.	(4) (7) (12)	S +	6.00%	11.33%	09/19/2029	—	(3)	(2)	—
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.71%	03/02/2026	3,953	3,908	3,929	0.70
Lightspeed Buyer, Inc.	(4) (5) (6)	S +	5.25%	10.71%	03/02/2026	3,295	3,255	3,275	0.58
							14,620	14,690	2.61
Industrial Conglomerates
Aptean, Inc.	(4) (5) (7)	S +	5.25%	10.57%	01/30/2031	2,081	2,061	2,061	0.37
Aptean, Inc.	(4) (7) (12)	S +	5.25%	10.57%	01/30/2031	18	16	16	—
Aptean, Inc.	(4) (7) (12)	S +	5.25%	10.57%	01/30/2031	—	(2)	(2)	—
Raptor Merger Sub Debt, LLC	(4) (5) (7)	S +	6.75%	12.05%	04/01/2028	13,779	13,435	13,779	2.45
Raptor Merger Sub Debt, LLC	(4) (7) (12)	S +	6.75%	12.05%	04/01/2028	209	186	209	0.04
							15,696	16,063	2.86
Insurance Services
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.41%	10/29/2028	18,182	17,985	18,182	3.23
Foundation Risk Partners Corp.	(4) (5) (7)	S +	6.00%	11.41%	10/29/2028	3,954	3,915	3,954	0.70
Foundation Risk Partners Corp.	(4) (7) (12)	S +	6.00%	11.41%	10/29/2027	—	(17)	—	—
Galway Borrower, LLC	(4) (5) (7)	S +	5.25%	10.67%	09/29/2028	10,942	10,780	10,679	1.90
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.67%	09/29/2028	—	(28)	(80)	(0.01)
Galway Borrower, LLC	(4) (7) (12)	S +	5.25%	10.67%	09/29/2028	145	131	123	0.02
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	5.50%	10.93%	11/24/2028	6,083	6,026	6,083	1.08
Higginbotham Insurance Agency, Inc.	(4) (6) (12)	S +	5.50%	10.93%	11/24/2028	100	96	97	0.02
High Street Buyer, Inc.	(4) (5) (7)	S +	5.25%	10.56%	04/14/2028	4,228	4,173	4,186	0.74
High Street Buyer, Inc.	(4) (5) (7) (12)	S +	5.25%	10.56%	04/14/2028	16,979	16,752	16,805	2.98
High Street Buyer, Inc.	(4) (7) (12)	S +	5.25%	10.56%	04/16/2027	—	(9)	(9)	—
Long Term Care Group, Inc.	(4) (5) (7) (14)	S +	7.00% (incl. 6.00% PIK)	12.57%	08/09/2027	2,077	2,050	1,716	0.30
Inszone Mid, LLC	(4) (5) (6)	S +	5.75%	10.98%	12/11/2029	58	57	57	0.01
Inszone Mid, LLC	(4) (6) (12)	S +	5.75%	10.98%	12/11/2029	10	9	9	—
Inszone Mid, LLC	(4) (6) (12)	S +	5.75%	10.98%	12/11/2029	—	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (7)	S +	6.00%	11.34%	08/27/2026	391	385	386	0.07
Integrity Marketing Acquisition, LLC	(4) (5) (7)	S +	6.00%	11.34%	08/27/2026	26,881	26,694	26,591	4.72

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(4) (7) (12)	S +	6.00%	11.34%	08/27/2026	—	$(2)	$(1)	—%
Keystone Agency Investors	(4) (5) (6)	S +	5.50%	10.95%	03/05/2027	2,608	2,582	2,578	0.46
Keystone Agency Investors	(4) (5) (6)	S +	5.50%	10.95%	03/05/2027	3,160	3,130	3,125	0.56
Patriot Growth Insurance Services, LLC	(4) (7)	S +	5.50%	10.95%	10/14/2028	676	666	672	0.12
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	6.00%	11.45%	01/11/2028	7,900	7,837	7,825	1.39
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (12)	S +	6.00%	11.45%	01/11/2028	2,735	2,711	2,710	0.48
Peter C. Foy & Associates Insurance Services, LLC	(4) (7) (12)	S +	6.00%	11.45%	01/11/2027	—	(2)	(3)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	5.50%	10.96%	01/11/2029	9,499	9,430	9,462	1.68
RSC Acquisition, Inc.	(4) (7) (12)	S +	5.50%	10.96%	01/11/2029	14	14	14	—
World Insurance Associates, LLC	(4) (5) (6)	S +	6.00%	11.32%	03/04/2028	27,247	26,801	26,513	4.71
World Insurance Associates, LLC	(4) (6) (12)	S +	6.00%	11.32%	03/04/2028	—	(8)	(27)	—
							142,158	141,647	25.16
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.68%	10/30/2026	9,262	9,152	9,207	1.64
FMG Suite Holdings, LLC	(4) (5) (6)	S +	5.50%	10.68%	10/30/2026	1,958	1,940	1,948	0.35
FMG Suite Holdings, LLC	(4) (6) (12)	S +	5.50%	10.68%	10/30/2026	134	125	129	0.02
Spectrio, LLC	(4) (5) (6)	S +	6.00% (incl. 5.00% PIK)	11.34%	09/12/2026	11,461	11,364	10,720	1.90
Spectrio, LLC	(4) (5) (6)	S +	6.00% (incl. 5.00% PIK)	11.34%	09/12/2026	4,593	4,579	4,295	0.76
Spectrio, LLC	(4) (6) (12)	S +	6.00% (incl. 5.00% PIK)	11.34%	09/12/2026	1,016	1,005	929	0.17
Triple Lift, Inc.	(4) (5) (7)	S +	5.75%	11.23%	05/05/2028	11,670	11,517	10,933	1.94
Triple Lift, Inc.	(4) (7) (12)	S +	5.75%	11.23%	05/05/2028	657	637	549	0.10
							40,319	38,710	6.88
IT Services
Atlas Purchaser, Inc.	(4) (5) (7)	S +	7.50% (incl. 6.50% PIK)	4.25%	05/05/2028	1,022	1,022	818	0.15
Atlas Purchaser, Inc.	(4) (5) (7)	S +	7.50% (incl. 5.50% PIK)	4.25%	05/05/2028	2,384	2,384	1,431	0.25
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	10.95%	04/08/2027	16,824	16,563	16,220	2.88
Catalis Intermediate, Inc.	(4) (5) (7)	S +	5.50%	10.95%	04/08/2027	3,785	3,735	3,650	0.65
Catalis Intermediate, Inc.	(4) (7) (12)	S +	5.50%	10.95%	04/08/2027	626	600	560	0.10
Donuts, Inc.	(4) (5) (6)	S +	6.00%	11.53%	12/29/2027	9,372	9,297	9,372	1.66
Redwood Services Group, LLC	(4) (5) (7)	S +	6.25%	11.66%	06/15/2029	1,790	1,770	1,790	0.32
Redwood Services Group, LLC	(4) (7) (12)	S +	6.25%	11.66%	06/15/2029	1,048	1,033	1,046	0.19
Syntax Systems, Ltd.	(4) (5) (7) (9)	S +	5.50%	10.93%	10/29/2028	15,001	14,894	14,799	2.63
Syntax Systems, Ltd.	(4) (7) (9) (12)	S +	5.50%	10.93%	10/29/2026	1,155	1,147	1,133	0.20
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.46%	01/22/2027	8,086	7,987	7,969	1.42
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	S +	6.00%	11.46%	01/22/2027	6,363	6,295	6,261	1.11
Thrive Buyer, Inc. (Thrive Networks)	(4) (12)	P +	6.00%	11.46%	01/22/2027	227	220	216	0.04
UpStack, Inc.	(4) (5) (6)	S +	6.00%	11.33%	08/20/2027	3,527	3,472	3,438	0.61

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
UpStack, Inc.	(4) (5) (6) (12)	S +	6.00%	11.33%	08/20/2027	1,699	$1,666	$1,651	0.29%
UpStack, Inc.	(4) (6) (12)	S +	6.00%	11.33%	08/20/2027	244	238	234	0.04
							72,323	70,588	12.54
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.44%	11/16/2026	13,432	13,360	13,368	2.37
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	S +	5.00%	10.44%	11/16/2026	1,658	1,647	1,651	0.29
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (12)	S +	5.00%	10.44%	11/16/2026	—	(10)	(8)	—
							14,997	15,011	2.66
Machinery
Answer Acquisition, LLC	(4) (5) (6)	S +	5.75%	11.20%	12/30/2026	13,406	13,242	13,280	2.36
Answer Acquisition, LLC	(4) (6) (12)	S +	5.75%	11.20%	12/30/2026	498	480	484	0.09
Chase Intermediate, LLC	(4) (12)	S +	5.25%	10.95%	10/30/2028	—	(6)	(16)	—
Chase Intermediate, LLC	(4) (12)	S +	5.25%	10.95%	10/30/2028	—	(1)	(1)	—
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.53%	07/21/2027	7,706	7,609	7,661	1.36
MHE Intermediate Holdings, LLC	(4) (5) (6)	S +	6.00%	11.53%	07/21/2027	1,570	1,551	1,560	0.28
MHE Intermediate Holdings, LLC	(4) (6) (12)	S +	6.00%	11.53%	07/21/2027	—	(12)	(7)	—
							22,863	22,961	4.09
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	S +	5.50%	10.90%	12/24/2029	15,069	14,673	14,914	2.65
AWP Group Holdings, Inc.	(4) (6) (12)	S +	5.50%	10.90%	12/24/2029	15	(14)	11	—
AWP Group Holdings, Inc.	(4) (6) (12)	S +	5.50%	10.90%	12/24/2029	584	567	563	0.10
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	S +	4.50%	9.97%	06/26/2026	4,361	4,321	4,361	0.77
Ground Penetrating Radar Systems, LLC	(4) (6) (12)	S +	4.50%	9.97%	06/26/2025	—	(4)	—	—
Vessco Midco Holdings, LLC	(4) (5) (6)	S +	4.50%	9.93%	02/11/2026	5,360	5,335	5,360	0.95
Vessco Midco Holdings, LLC	(4) (5) (6)	S +	4.50%	9.93%	02/11/2026	3,493	3,477	3,493	0.62
Vessco Midco Holdings, LLC	(4) (12)	P +	3.50%	12.00%	10/18/2026	20	16	20	—
							28,371	28,722	5.09
Pharmaceuticals
Caerus US 1, Inc.	(4) (7) (9)	S +	5.75%	11.06%	05/25/2029	1,823	1,792	1,823	0.32
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	11.06%	05/25/2029	118	115	118	0.02
Caerus US 1, Inc.	(4) (7) (9) (12)	S +	5.75%	11.06%	05/25/2029	—	(3)	—	—
							1,904	1,941	0.34
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	S +	6.25%	11.17%	10/03/2027	7,877	7,778	7,877	1.40
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6)	S +	6.25%	11.17%	10/03/2027	825	821	825	0.15
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)	S +	6.25%	11.17%	10/03/2027	556	549	556	0.10
Bridgepointe Technologies, LLC	(4) (6)	S +	6.50%	11.96%	12/31/2027	5,786	5,623	5,705	1.01

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Bridgepointe Technologies, LLC	(4) (6) (12)	S +	6.50%	11.96%	12/31/2027	3,821	$3,676	$3,765	0.67%
Bullhorn, Inc.	(4) (5) (6)	S +	5.50%	10.93%	09/30/2026	175	174	175	0.03
Bullhorn, Inc.	(4) (6)	S +	5.50%	10.93%	09/30/2026	12	12	12	—
Bullhorn, Inc.	(4) (6) (12)	S +	5.50%	10.93%	09/30/2026	—	—	—	—
Citrin Cooperman Advisors, LLC	(4) (5) (7)	S +	5.00%	10.57%	01/10/2027	8,671	8,558	8,572	1.52
Citrin Cooperman Advisors, LLC	(4) (5) (7) (12)	S +	5.00%	10.57%	01/10/2027	13,791	13,591	13,618	2.42
GPS Merger Sub, LLC	(4) (5) (6)	S +	6.00%	11.32%	02/10/2029	3,098	3,040	3,047	0.54
GPS Merger Sub, LLC	(4) (6) (12)	S +	6.00%	11.32%	02/10/2029	—	(7)	(13)	—
GPS Merger Sub, LLC	(4) (6) (12)	S +	6.00%	11.32%	02/10/2029	—	(12)	(11)	—
KENG Acquisition, Inc.	(4) (5) (6)	S +	6.25%	11.56%	01/08/2029	192	174	190	0.03
KENG Acquisition, Inc.	(4) (6) (12)	S +	6.25%	11.56%	01/08/2029	24	22	22	—
KENG Acquisition, Inc.	(4) (6) (12)	S +	6.25%	11.56%	01/08/2029	6	5	5	—
KWOR Acquisition, Inc.	(4) (5) (6)	S +	5.25%	10.68%	12/22/2028	865	855	856	0.15
KWOR Acquisition, Inc.	(4) (12)	P +	4.25%	12.75%	12/22/2027	69	68	68	0.01
							44,927	45,269	8.03
Real Estate Management & Development
Associations, Inc.	(4) (5) (6)	S +	6.50% (incl. 2.50% PIK)	12.09%	02/07/2027	3,884	3,862	3,852	0.68
Associations, Inc.	(4) (5) (6) (12)	S +	6.50% (incl. 2.50% PIK)	12.09%	02/07/2027	7,505	7,462	7,445	1.32
Associations, Inc.	(4) (6) (12)	S +	6.50% (incl. 2.50% PIK)	12.09%	02/07/2027	409	405	403	0.07
MRI Software, LLC	(4) (5) (6)	S +	5.50%	10.90%	10/02/2027	4,248	4,236	4,230	0.75
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.90%	10/02/2027	—	(1)	(1)	—
MRI Software, LLC	(4) (6) (12)	S +	5.50%	10.90%	10/02/2027	—	—	(1)	—
Pritchard Industries, LLC	(4) (5) (7)	S +	5.50%	10.93%	10/13/2027	10,804	10,663	10,548	1.87
Pritchard Industries, LLC	(4) (7)	S +	5.50%	10.93%	10/13/2027	2,583	2,548	2,522	0.45
Zarya Intermediate, LLC	(4) (5) (6) (9)	S +	6.50%	11.84%	01/07/2027	9,533	9,533	9,463	1.68
Zarya Intermediate, LLC	(4) (6) (9) (12)	S +	6.50%	11.84%	01/07/2027	—	—	(7)	—
							38,708	38,454	6.82
Software
Alert Media, Inc.	(4) (5) (6)	S +	6.25%	11.57%	04/12/2027	16,272	16,114	15,828	2.81
Alert Media, Inc.	(4) (6)	S +	6.25%	11.57%	04/12/2026	10,000	9,894	9,724	1.73
Alert Media, Inc.	(4) (6) (12)	S +	6.25%	11.57%	10/04/2026	—	(9)	(28)	—
Anaplan, Inc.	(4) (5) (7)	S +	6.50%	11.81%	06/21/2029	3,960	3,896	3,960	0.70
Appfire Technologies, LLC	(4) (5) (6)	S +	5.50%	10.95%	09/03/2027	7,781	7,744	7,706	1.37
Appfire Technologies, LLC	(4) (6) (12)	S +	5.50%	10.95%	09/03/2027	—	(1)	(2)	—
Appfire Technologies, LLC	(4) (12)	P +	4.50%	13.00%	09/03/2027	6	6	6	—

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
CLEO Communications Holding, LLC	(4) (5) (6)	S +	5.50%	10.93%	09/06/2027	17,142	$17,039	$16,916	3.00%
CLEO Communications Holding, LLC	(4) (6) (12)	S +	5.50%	10.93%	09/06/2027	—	(28)	(71)	(0.01)
Coupa Holdings, LLC	(4) (7)	S +	7.50%	12.81%	02/27/2030	315	308	313	0.06
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.81%	02/27/2030	—	(2)	(1)	—
Coupa Holdings, LLC	(4) (7) (12)	S +	7.50%	12.81%	02/27/2029	—	(2)	(1)	—
Cyara AcquisitionCo, LLC	(4) (6)	S +	6.75% (incl.2.75% PIK)	12.06%	06/28/2029	956	933	942	0.17
Cyara AcquisitionCo, LLC	(4) (6) (12)	S +	6.75% (incl.2.75% PIK)	12.06%	06/28/2029	—	(2)	(1)	—
E-Discovery AcquireCo, LLC	(4) (5) (6)	S +	6.50%	11.84%	08/29/2029	458	448	452	0.08
E-Discovery AcquireCo, LLC	(4) (6) (12)	S +	6.50%	11.84%	08/29/2029	—	(1)	(1)	—
Formstack Acquisition Co	(4) (6)	S +	5.25%	10.57%	03/28/2030	9,375	9,235	9,235	1.64
Formstack Acquisition Co	(4) (6) (12)	S +	5.25%	10.57%	03/28/2030	—	(28)	(28)	—
Formstack Acquisition Co	(4) (6) (12)	S +	5.25%	10.57%	03/28/2030	—	(28)	(28)	—
Fullsteam Operations, LLC	(4) (5) (6)	S +	8.25%	13.73%	11/27/2029	663	644	658	0.12
Fullsteam Operations, LLC	(4) (6) (12)	S +	8.25%	13.73%	11/27/2029	157	149	153	0.03
Fullsteam Operations, LLC	(4) (6) (12)	S +	8.25%	13.73%	11/27/2029	—	(1)	—	—
Granicus, Inc.	(4) (5) (7)	S +	5.25%	10.62%	01/17/2031	2,135	2,115	2,115	0.38
Granicus, Inc.	(4) (7) (12)	S +	5.25%	10.62%	01/17/2031	—	(2)	(2)	—
Granicus, Inc.	(4) (7) (12)	S +	5.25%	10.62%	01/17/2031	—	(3)	(3)	—
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.00%	10.30%	05/25/2028	25,319	25,208	25,319	4.50
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.00%	10.30%	05/25/2028	—	—	—	—
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.00%	10.30%	05/25/2028	—	(5)	—	—
Icefall Parent, Inc.	(4) (5) (6)	S +	6.50%	11.80%	01/25/2030	895	877	877	0.16
Icefall Parent, Inc.	(4) (6) (12)	S +	6.50%	11.80%	01/25/2030	—	(2)	(2)	—
LegitScript, LLC	(4) (5) (7)	S +	5.75%	11.08%	06/24/2029	4,141	4,074	4,116	0.73
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.08%	06/24/2029	109	100	103	0.02
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.08%	06/24/2028	156	147	152	0.03
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	11.08%	07/22/2029	1,289	1,268	1,284	0.23
Montana Buyer, Inc.	(4) (12)	P +	4.75%	13.25%	07/22/2028	21	19	20	—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S +	5.00%	10.38%	11/06/2029	914	906	904	0.16
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.38%	11/06/2029	14	13	13	—
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.38%	11/06/2029	—	—	(1)	—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	10.81%	04/28/2028	1,014	1,006	995	0.18
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.81%	04/28/2028	620	615	613	0.11
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.81%	04/28/2028	—	(1)	(1)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	S +	6.50%	11.92%	01/30/2026	3,611	3,574	3,611	0.64
Pound Bidco, Inc.	(4) (6) (9) (12)	S +	6.50%	11.92%	01/30/2026	—	—	—	—
Pound Bidco, Inc.	(4) (6) (9) (12)	S +	6.50%	11.92%	01/30/2026	—	(3)	—	—

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
Project Leopard Holdings, Inc.	(5) (8) (9)	S +	5.25%	10.66%	07/20/2029	1,027	$968	$945	0.17%
Revalize, Inc.	(4) (5) (6)	S +	5.75%	11.21%	04/15/2027	8,651	8,619	8,133	1.44
Revalize, Inc.	(4) (6) (12)	S +	5.75%	11.21%	04/15/2027	18	17	14	—
Riskonnect Parent, LLC	(4) (5) (7)	S +	5.50%	10.82%	07/12/2028	1,037	1,017	1,017	0.18
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	10.82%	07/12/2028	176	172	173	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	10.82%	07/12/2028	—	(3)	(3)	—
Securonix, Inc.	(4) (5) (7)	S +	6.00%	11.33%	05/04/2028	9,004	8,889	8,548	1.52
Securonix, Inc.	(4) (7) (12)	S +	6.00%	11.33%	05/04/2028	—	(19)	(82)	(0.01)
Skykick, Inc.	(4) (5) (6)	S +	10.25% (incl. 7.00% PIK)	15.84%	01/09/2027	3,516	3,473	3,147	0.56
Skykick, Inc.	(4) (6)	S +	10.25% (incl. 7.00% PIK)	15.84%	01/09/2027	1,078	1,060	964	0.17
Trunk Acquisition, Inc.	(4) (5) (6)	S +	5.75%	11.21%	02/19/2027	4,480	4,452	4,415	0.78
Trunk Acquisition, Inc.	(4) (6) (12)	S +	5.75%	11.21%	02/19/2026	—	(2)	(6)	—
							134,857	133,110	23.68
Wireless Telecommunication Services
Mobile Communications America, Inc.	(4) (5) (6)	S +	6.00%	11.31%	10/16/2029	261	258	258	0.05
Mobile Communications America, Inc.	(4) (6) (12)	S +	6.00%	11.31%	10/16/2029	—	(1)	(1)	—
Mobile Communications America, Inc.	(4) (6) (12)	S +	6.00%	11.31%	10/16/2029	—	(1)	—	—
							256	257	0.05
Total First Lien Debt							$1,117,801	$1,110,190	197.20%

Second Lien Debt
Commercial Services & Supplies
Sweep Midco LLC	(4) (5) (6) (13)				03/12/2036	1,624	$—	$—	—%
Sweep Midco LLC	(4) (5) (6) (13)				03/12/2034	558	278	279	0.05
							278	279	0.05
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (8)	S +	7.00%	12.57%	02/03/2029	3,000	2,991	2,523	0.45
Infinite Bidco, LLC	(8)	S +	7.00%	10.56%	02/03/2029	1,500	1,500	1,261	0.22
							4,491	3,784	0.67
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	13.43%	10/12/2027	360	355	354	0.06
Heartland Veterinary Partners, LLC	(4) (6)	S +	8.00%	13.43%	10/12/2027	140	138	137	0.02
							493	491	0.08

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(15)	Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Idera, Inc.	(4) (5) (7)	S +	6.75%	12.21%	02/03/2029	530	$527	$530	0.09%
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	S +	8.50%	13.91%	11/20/2026	1,000	987	999	0.18
							1,514	1,529	0.27
Software
Flexera Software, LLC	(4) (5) (6)	S +	7.00%	12.45%	03/03/2029	1,500	1,479	1,500	0.27
Total Second Lien Debt							$8,255	$7,583	1.34%
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)			16.25% PIK	06/18/2026	500	$500	$84	0.01%
Fetch Insurance Services, LLC	(4)			12.75% (incl. 3.75% PIK)	10/31/2027	430	421	417	0.07
Total Unsecured Debt							$921	$501	0.08%

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(15)	Cost(3)		Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	6/24/2022	1,000,000	$1,217	$	$970	0.17%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	937		930	0.17
Revalize, Inc.	(4) (11)	S +	10.00%	12/14/2021	1,787	2,248		2,255	0.40
RSK Holdings, Inc. (Riskonnect)	(4) (11)	S +	10.50%	7/7/2022	320,600	389		403	0.07
Skykick, Inc.	(4) (11)			8/31/2021	23,665	225		225	0.04
Vardiman Black Holdings, LLC	(4) (11)		6.00% PIK	3/29/2024	1,766,298	1,125		1,125	0.20
Total Preferred Equity						$6,141		$5,908	1.05%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			12/7/2021	5,196	$520	$	$456	0.08%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,383,156	1,378		1,105	0.20
BP Purchaser, LLC Rights	(4) (11)			12/3/2024	1,250,241	57		57	0.01
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	54,103	140		259	0.05
Encore Holdings, LLC	(4) (11)			11/23/2021	559	70		139	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60		61	0.01
Fullsteam Operations, LLC	(4) (11)			10/31/2022	593	20		20	—
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50		133	0.02
LUV Car Wash	(4) (11)			4/6/2022	123	123		76	0.01
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115		149	0.03
Pritchard Industries, Inc.	(4) (11)			10/13/2021	332,248	342		352	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500		650	0.12
Reveal Data Solutions	(4) (11)			8/29/2023	12,308	16		17	—
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150		232	0.04
SDB Holdco, LLC	(4) (11)			3/29/2024	3,640,370	—		—	—
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195		229	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,398	340		300	0.05
Total Common Equity						$4,076		$4,235	0.74%
Total Other Securities						$11,138		$10,644	1.87%
Total Portfolio Investments						$1,137,194		$1,128,417	200.41%

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 3-month E at 3.89%, the reference rates for our SOFR-based loans were the 1-month S at 5.33%, 3-month S at 5.30% , 6- month S at 5.22% and the P at 8.50%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024 non-qualifying assets represented 6.06% of total assets as calculated in accordance with regulatory requirements.

(10)	Investment was on non-accrual status as of March 31, 2024
(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $10,143 or 1.80% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$1,200	$—
48Forty Solutions, LLC	Revolver	11/30/2026	452	(58)
ARI Network Services, Inc.	Revolver	2/28/2025	1,039	(14)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	1/8/2025	294	(3)
AWP Group Holdings, Inc.	Revolver	12/24/2029	1,429	(15)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	10/3/2027	60	—
Abracon Group Holdings, LLC	Delayed Draw Term Loan	6/7/2024	140	(36)
Alert Media, Inc.	Revolver	10/4/2026	1,015	(28)
Answer Acquisition, LLC	Revolver	12/30/2026	1,002	(9)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	1,549	(28)
Apex Service Partners, LLC	Revolver	10/24/2029	708	(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	171	(2)

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Revolver	9/3/2027	$21	$—
Applitools, Inc.	Revolver	5/25/2028	200	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	358	(2)
Aptean, Inc.	Revolver	1/30/2031	193	(2)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,304	(26)
Assembly Intermediate, LLC	Delayed Draw Term Loan	10/19/2023	667	(22)
Assembly Intermediate, LLC	Revolver	10/19/2027	889	(30)
Associations, Inc.	Delayed Draw Term Loan	10/6/2024	10	—
Associations, Inc.	Revolver	2/7/2027	388	(3)
Atlas Us Finco, Inc.	Revolver	9/12/2028	78	—
Avalara, Inc.	Revolver	10/19/2028	236	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	72	(1)
Bradyifs Holdings, LLC	Revolver	10/31/2029	74	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	1/4/2025	196	(3)
Bullhorn, Inc.	Revolver	9/30/2026	8	—
CLEO Communications Holding, LLC	Revolver	9/6/2027	5,358	(71)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	9/6/2027	593	(6)
COP Collisionright Parent, LLC	Revolver	1/29/2030	148	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	148	—
Caerus US 1, Inc.	Revolver	5/25/2029	194	—
Catalis Intermediate, Inc.	Revolver	4/8/2027	1,191	(43)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	700	(16)
Chase Intermediate, LLC	Revolver	10/30/2028	35	(1)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	1,082	(15)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	151	(1)
Coupa Holdings, LLC	Revolver	2/27/2029	116	(1)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	64	(1)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	578	(8)
Dwyer Instruments, Inc.	Revolver	7/21/2027	321	(3)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	42	(1)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	99	(1)
EVDR Purchaser, Inc.	Revolver	2/14/2031	35	(1)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	991	(9)
Encore Holdings, LLC	Revolver	11/23/2027	2,695	—
Energy Labs Holdings Corp.	Revolver	7/4/2028	46	—
FLS Holding, Inc.	Revolver	12/17/2027	1,442	(8)
FMG Suite Holdings, LLC	Revolver	10/30/2026	860	(4)

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2024	$784	$—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,099	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	3,750	(28)
Formstack Acquisition Co	Revolver	3/28/2030	1,875	(28)
Foundation Risk Partners Corp.	Revolver	10/29/2027	1,959	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	78	(1)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	67	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	200	(2)
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	50	—
Fullsteam Operations, LLC	Revolver	11/27/2029	37	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	565	(8)
GC Waves Holdings, Inc.	Revolver	10/8/2029	33	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	2/10/2025	803	(13)
GPS Merger Sub, LLC	Revolver	2/10/2029	643	(11)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	200	(1)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	957	—
GSM Acquisition Corp. (GSM Outdoors)	Revolver	11/16/2026	1,633	(8)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	3,397	(80)
Galway Borrower, LLC	Revolver	9/29/2028	752	(18)
Gateway US Holdings, Inc.	Revolver	9/22/2026	30	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	319	(2)
Granicus, Inc.	Revolver	1/17/2031	302	(3)
Ground Penetrating Radar Systems, LLC	Revolver	6/26/2025	703	—
Heartland Veterinary Partners, LLC	Revolver	10/12/2026	779	(5)
Helios Service Partners, LLC	Delayed Draw Term Loan	7/2/2025	109	(1)
Helios Service Partners, LLC	Revolver	3/19/2027	19	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	526	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	11/3/2026	574	(6)
High Street Buyer, Inc.	Revolver	4/16/2027	915	(9)
Hyland Software, Inc.	Revolver	9/19/2029	358	(2)
Icefall Parent, Inc.	Revolver	1/25/2030	85	(2)
Inszone Mid, LLC	Delayed Draw Term Loan	10/11/2025	48	(1)
Inszone Mid, LLC	Revolver	12/11/2029	7	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	52	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	2/10/2030	215	(5)
Iris Buyer, LLC	Revolver	2/10/2029	632	(13)
Jonathan Acquisition Company	Revolver	12/22/2025	755	(6)

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
KENG Acquisition, Inc.	Delayed Draw Term Loan	1/8/2025	$122	$(1)
KENG Acquisition, Inc.	Revolver	1/8/2029	47	—
KWOR Acquisition, Inc.	Revolver	12/22/2027	53	(1)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	4/15/2024	93	—
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	1,033	(6)
LegitScript, LLC	Revolver	6/24/2028	495	(3)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	1,071	(7)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	204	(1)
MRI Software, LLC	Revolver	10/2/2027	118	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	5/6/2025	44	(1)
Magneto Components Buyco, LLC	Revolver	5/12/2029	36	(1)
Magnolia Wash Holdings	Revolver	7/14/2028	32	(4)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	1,674	—
Mantech International CP	Revolver	9/14/2028	1,600	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	84	(1)
Mobile Communications America, Inc.	Revolver	10/16/2029	42	—
Montana Buyer, Inc.	Revolver	7/22/2028	126	—
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	10/6/2024	7	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	11/6/2029	57	(1)
Oak Purchaser, Inc.	Delayed Draw Term Loan	11/6/2029	155	(1)
Oak Purchaser, Inc.	Revolver	4/28/2028	124	(1)
Orion Group Holdco, LLC	Delayed Draw Term Loan	11/6/2029	583	(7)
PCX Holding Corp.	Revolver	4/22/2027	264	(1)
PDFTron Systems, Inc.	Revolver	7/15/2026	2,750	(12)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	11/6/2029	254	(1)
PDI TA Holdings, Inc.	Revolver	3/2/2031	76	(1)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	6,330	(24)
Pareto Health Intermediate Holdings, Inc.	Revolver	1/6/2029	122	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	300	—
Peter C. Foy & Associates Insurance Services, LLC	Revolver	1/11/2027	347	(3)
Pound Bidco, Inc.	Delayed Draw Term Loan	12/31/2025	99	—
Pound Bidco, Inc.	Revolver	1/30/2026	388	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	(6)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	18	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	736	—
Randy's Holdings, Inc.	Revolver	11/1/2028	246	—
Raptor Merger Sub Debt, LLC	Revolver	1/4/2029	837	—

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Redwood Services Group, LLC	Delayed Draw Term Loan	5/2/2026	$274	$(2)
Revalize, Inc.	Revolver	4/15/2027	53	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/22/2024	745	(1)
Riskonnect Parent, LLC	Revolver	7/12/2028	154	(3)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	12/29/2028	104	(2)
RoadOne IntermodaLogistics	Revolver	12/29/2028	117	(2)
Securonix, Inc.	Revolver	5/4/2028	1,621	(82)
Sherlock Buyer Corp.	Revolver	8/12/2027	2,157	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	(7)
Smarsh, Inc.	Revolver	2/16/2029	161	(2)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	5/11/2024	95	—
Sonny's Enterprises, LLC	Revolver	5/8/2027	245	—
Spectrio, LLC	Revolver	9/12/2026	329	(21)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	6/29/2024	495	(9)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	378	(7)
Spotless Brands, LLC	Revolver	7/25/2028	46	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(6)
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	145	(6)
Summit Buyer, LLC	Revolver	1/14/2027	864	(35)
Superman Holdings, LLC	Delayed Draw Term Loan	1/5/2025	95	(1)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	428	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	233	—
Suveto	Revolver	9/9/2027	385	(15)
Sweep Purchaser, LLC	Revolver	6/30/2027	469	—
Syntax Systems, Ltd.	Revolver	10/29/2026	449	(6)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	6/10/2025	398	(7)
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	(16)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	453	(7)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	97	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	70	(1)
Trintech, Inc.	Revolver	7/25/2029	918	(13)
Triple Lift, Inc.	Revolver	5/5/2028	1,057	(67)
Trunk Acquisition, Inc.	Revolver	2/19/2026	429	(6)
Two Six Labs, LLC	Revolver	8/20/2027	915	(25)
UpStack, Inc.	Delayed Draw Term Loan	6/30/2025	214	(5)
UpStack, Inc.	Revolver	8/20/2027	131	(3)
V Global Holdings, LLC	Revolver	12/22/2025	81	(5)

SL Investment Corp.
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	$443	$(6)
VRC Companies, LLC	Revolver	6/29/2027	708	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	441	(13)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	8/11/2025	7,471	(81)
Vertex Service Partners, LLC	Delayed Draw Term Loan	8/11/2025	218	(5)
Vertex Service Partners, LLC	Revolver	8/11/2030	54	(1)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	875	—
World Insurance Associates, LLC	Revolver	3/4/2028	970	(27)
YI, LLC	Delayed Draw Term Loan	3/12/2029	51	(1)
YI, LLC	Revolver	3/12/2029	38	—
Zarya Intermediate, LLC	Revolver	1/7/2027	982	(7)
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	37	—
iCIMS, Inc.	Revolver	8/18/2028	16	—
Total First Lien Debt Unfunded Commitments			$106,641	$(1,342)
Total Unfunded Commitments			$106,641	$(1,342)

(13)	Non - income producing security.
(14)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies".
(15)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").

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

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Cyara AcquisitionCo, LLC	(4) (6)	S +	6.75% (incl. 2.75% PIK)	12.08%	06/28/2029	949	$925	$932	0.17%
Cyara AcquisitionCo, LLC	(4) (6) (12)	S +	6.75% (incl. 2.75% PIK)	12.08%	06/28/2029	—	(2)	(1)	—
E-Discovery AcquireCo, LLC	(4) (5) (6)	S +	6.50%	11.89%	08/29/2029	458	447	450	0.08
E-Discovery AcquireCo, LLC	(4) (6) (12)	S +	6.50%	11.89%	08/29/2029	—	(1)	(1)	—
Fullsteam Operations, LLC	(4) (5) (6)	S +	8.25%	13.78%	11/27/2029	663	644	644	0.11
Fullsteam Operations, LLC	(4) (6) (12)	S +	8.25%	13.78%	11/27/2029	63	58	58	0.01
Fullsteam Operations, LLC	(4) (6) (12)	S +	8.25%	13.78%	11/27/2029	—	(1)	(1)	—
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.50%	11.00%	05/22/2026	28,343	28,212	28,343	5.04
GS AcquisitionCo, Inc.	(4) (6) (12)	S +	5.50%	11.00%	05/22/2026	—	(5)	—	—
LegitScript, LLC	(4) (5) (7)	S +	5.75%	11.11%	06/24/2029	4,151	4,082	4,114	0.73
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.11%	06/24/2029	110	100	100	0.02
LegitScript, LLC	(4) (7) (12)	S +	5.75%	11.11%	06/24/2028	156	146	150	0.03
Montana Buyer, Inc.	(4) (5) (7)	S +	5.75%	11.11%	07/22/2029	1,293	1,271	1,282	0.23
Montana Buyer, Inc.	(4) (12)	P +	4.75%	13.25%	07/22/2028	21	19	20	—
Netwrix Corporation And Concept Searching, Inc.	(4) (5) (7)	S +	5.00%	10.39%	06/11/2029	732	726	721	0.13
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.39%	06/11/2029	—	(1)	(3)	—
Netwrix Corporation And Concept Searching, Inc.	(4) (7) (12)	S +	5.00%	10.39%	06/11/2029	—	—	(1)	—
Oak Purchaser, Inc.	(4) (5) (7)	S +	5.50%	10.85%	04/28/2028	931	923	911	0.16
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.85%	04/28/2028	578	574	565	0.10
Oak Purchaser, Inc.	(4) (7) (12)	S +	5.50%	10.85%	04/28/2028	—	(1)	(3)	—
Pound Bidco, Inc.	(4) (5) (6) (9)	S +	6.50%	11.96%	01/30/2026	3,611	3,570	3,599	0.64
Pound Bidco, Inc.	(4) (6) (9) (12)	S +	6.50%	11.96%	01/30/2026	—	—	—	—
Pound Bidco, Inc.	(4) (5) (6) (9) (12)	S +	6.50%	11.96%	01/30/2026	—	(3)	—	—
Project Leopard Holdings, Inc.	(5) (8) (9)	S +	5.25%	10.73%	07/20/2029	1,030	969	926	0.16
Revalize, Inc.	(4) (5) (6)	S +	5.75%	11.21%	04/15/2027	8,671	8,638	8,493	1.51
Revalize, Inc.	(4) (6) (12)	S +	5.75%	11.23%	04/15/2027	18	17	16	—
Riskonnect Parent, LLC	(4) (5) (7)	S +	5.50%	11.00%	12/07/2028	164	162	164	0.03
Riskonnect Parent, LLC	(4) (7) (12)	S +	5.50%	11.00%	12/07/2028	—	(2)	—	—
Securonix, Inc.	(4) (5) (7)	S +	6.00%	11.41%	04/05/2028	9,004	8,883	8,505	1.51
Securonix, Inc.	(4) (7) (12)	S +	6.00%	11.41%	04/05/2028	—	(20)	(90)	(0.02)
Skykick, Inc.	(4) (5) (6)	S +	10.25%(incl. 7.00% PIK)	15.93%	09/01/2027	3,282	3,236	3,036	0.54
Skykick, Inc.	(4) (6)	S +	10.25% (incl. 7.00% PIK)	15.91%	09/01/2027	1,059	1,040	964	0.17

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Trunk Acquisition, Inc.	(4) (5) (6)	S +	5.75%	11.25%	02/19/2027	4,480	$4,450	$4,398	0.78%
Trunk Acquisition, Inc.	(4) (6) (12)	S +	5.75%	11.25%	02/19/2026	—	(2)	(8)	—
							124,145	122,990	21.86
Wireless Telecommunication Services
Mobile Communications America, Inc.	(4) (5) (6)	S +	6.00%	11.35%	10/16/2029	261	258	258	0.05
Mobile Communications America, Inc.	(4) (6) (12)	S +	6.00%	11.35%	10/16/2029	—	(1)	(1)	—
Mobile Communications America, Inc.	(4) (6) (12)	S +	6.00%	11.35%	10/16/2029	—	(1)	(1)	—
							256	256	0.05
Total First Lien Debt							$1,137,010	$1,127,366	200.37%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(4) (5) (6)	S +	9.15%	14.53%	12/30/2027	900	$879	$844	0.15%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (8)	S +	7.00%	12.65%	03/02/2029	3,000	2,990	2,520	0.45
Infinite Bidco, LLC	(8)	S +	7.00%	12.65%	03/02/2029	1,500	1,500	1,260	0.22
							4,490	3,780	0.67
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(4) (5) (6)	S +	8.00%	13.46%	12/10/2027	360	355	353	0.06
Heartland Veterinary Partners, LLC	(4) (6)	S +	8.00%	13.46%	12/10/2027	140	138	137	0.02
							493	490	0.09
Industrial Conglomerates
Aptean, Inc.	(4) (5) (7)	S +	7.00%	12.46%	04/23/2027	1,050	1,050	1,050	0.19
IT Services
Idera, Inc.	(4) (5) (7)	S +	6.75%	12.28%	03/02/2029	530	527	530	0.09
Red Dawn SEI Buyer, Inc.	(4) (5) (6)	S +	8.50%	13.86%	11/20/2026	1,000	986	997	0.18
							1,513	1,527	0.27
Software
Flexera Software, LLC	(4) (5) (6)	S +	7.00%	12.47%	03/03/2029	1,500	1,478	1,500	0.27
Total Second Lien Debt							$9,903	$9,191	1.63%

Other Investments
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)		16.25% PIK		06/18/2026	500	500	57	0.01

SL Investment Corp.
Consolidated Schedules of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Fetch Insurance Services, LLC	(4)	12.75%(incl. 3.75% PIK)	12.75%	10/31/2027	426	$416	$413	0.07%
Total Unsecured Debt						$916	$470	0.08%

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(4) (11)		12.25%	6/24/2022	1,000,000	$1,179	$970	0.17%
Integrity Marketing Acquisition, LLC	(4) (11)		10.50%	12/21/2021	750,000	913	900	0.16
Revalize, Inc.	(4) (11)	S +	10.00%	12/14/2021	1,787	2,248	2,244	0.40
RSK Holdings, Inc. (Riskonnect)	(4) (11)	S +	10.50%	7/7/2022	320,600	360	404	0.07
Skykick, Inc.	(4) (11)			8/31/2021	23,665	225	225	0.04
Total Preferred Equity						$4,925	$4,743	0.84%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (11)			7/12/2021	5,196	$520	$456	0.08%
BP Purchaser, LLC	(4) (11)			12/10/2021	1,383,156	1,378	1,297	0.23
CSC Thrive Holdings, LP (Thrive Networks)	(4) (11)			3/1/2021	54,103	140	285	0.05
Encore Holdings, LLC	(4) (11)			11/23/2021	559	70	139	0.02
Frisbee Holdings, LP (Fetch)	(4) (11)			10/31/2022	4,745	60	60	0.01
Fullsteam Operations, LLC	(4) (11)			10/31/2022	609	20	20	—
GSM Equity Investors, LP (GSM Outdoors)	(4) (11)			11/16/2020	500	50	98	0.02
LUV Car Wash	(4) (11)			4/6/2022	123	123	69	0.01
PCX Holding Corp.	(4) (11)			4/22/2021	1,154	115	119	0.02
Pritchard Industries, Inc.	(4) (11)			10/13/2021	300,000	300	315	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(4) (11)			12/20/2021	500,000	500	645	0.11
Reveal Data Solutions	(4) (11)			8/29/2023	12,308	16	16	—
Shelby Co-invest, LP. (Spectrum Automotive)	(4) (11)			6/29/2021	1,500	150	232	0.04
Surewerx Topco, LP	(4) (9) (11)			12/28/2022	195	195	215	0.04
Suveto Buyer, LLC	(4) (9) (11)			11/19/2021	3,398	340	300	0.05
Total Common Equity						$3,977	$4,266	0.76%
Total Other Investments						$9,818	$9,479	1.68%
Total Portfolio Investments						$1,156,731	$1,146,036	203.69%

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
(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2023, the aggregate fair value of these securities is $9,009 or 1.60% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

SL Investment Corp.
Notes to Consolidated Financial Statements
March 31, 2024
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2024, the Company's wholly-owned subsidiaries were formed as Delaware limited liability companies and included: SLIC Financing SPV LLC (“Financing SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with Financing SPV and SLIC CA, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary's formation.

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2024.
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
The Company’s Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
As of March 31, 2024 and December 31, 2023, the Company had one and two investments, respectively, that were on non-accrual status. The amortized cost of the investments on non-accrual status as of March 31, 2024 and December 31, 2023 was $500 and $5,398.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company accrued $21 and $23 of U.S. federal excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
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
For the three months ended March 31, 2024 and March 31, 2023, $356 and $337 respectively, of Base Management Fee was accrued to the Investment Adviser. As of March 31, 2024 and December 31, 2023, $356 and $356, respectively, was payable to the Investment Adviser relating to Base Management Fees.
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
For the three months ended March 31, 2024 and March 31, 2023, no expenses were incurred under the Administration Agreement.
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

Adviser Investment
On September 10, 2020, the Investment Adviser purchased 1,000 of the Company’s Common Stock at a price per share of $20.00 for an aggregate purchase price of $20. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,117,801	$1,110,190	98.4%	$1,137,010	$1,127,366	98.4%
Second Lien Debt	8,255	7,583	0.7	9,903	9,191	0.8
Other Investments	11,138	10,644	0.9	9,818	9,479	0.8
Total	$1,137,194	$1,128,417	100.0%	$1,156,731	$1,146,036	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace and Defense	4.2%	4.1%
Air Freight and Logistics	0.3	1.8
Automobile Components	3.5	3.5
Automobiles	4.5	4.4
Biotechnology	0.6	0.6
Chemicals	0.1	0.1
Commercial Services & Supplies	13.9	14.6
Construction and Engineering	2.4	1.5
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	3.2	3.2
Distributors	3.1	3.1
Diversified Consumer Services	3.4	3.1
Electronic Equipment, Instruments & Components	1.2	1.2
Financial Services	2.9	2.9
Food Products	0.3	0.3
Health Care Equipment & Supplies	0.5	0.5
Health Care Providers & Services	4.8	4.7
Health Care Technology	1.3	0.7
Industrial Conglomerates	1.4	1.3
Insurance Services	12.7	13.4
Interactive Media & Services	3.4	3.4
IT Services	6.4	6.2
Leisure Products	1.3	1.8
Machinery	2.0	2.0
Multi-Utilities	2.6	2.5
Pharmaceuticals	0.2	0.2
Professional Services	4.1	4.0
Real Estate Management & Development	3.4	3.8
Software	12.2	11.1
Wireless Telecommunication Services(1)	—	—
Total	100.0%	100.0%

(1)	Amounts rounds to 0.0%

The geographic composition of investments at cost and fair value were as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$1,363	$1,390	0.1%	$1,363	$1,388	0.1%
Canada	38,263	38,392	3.4	42,257	42,085	3.7
United Kingdom	1,904	1,941	0.2	2,053	2,091	0.2
United States	1,095,664	1,086,694	96.3	1,111,058	1,100,472	96.0
Total	$1,137,194	$1,128,417	100.0%	$1,156,731	$1,146,036	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$945	$1,109,245	$1,110,190	$—	$3,159	$1,124,207	$1,127,366
Second Lien Debt	—	3,784	3,799	7,583	—	3,780	5,411	9,191
Other Investments	—	—	10,644	10,644	—	—	9,479	9,479
Total	$—	$4,729	$1,123,688	$1,128,417	$—	$6,939	$1,139,097	$1,146,036

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$1,124,207	$5,411	$9,479	$1,139,097
Purchases of investments(1)	55,478	279	1,223	56,980
Proceeds from principal repayments and sales of investments(1)	(74,921)	(1,950)	—	(76,871)
Accretion of discount/amortization of premium	1,016	24	1	1,041
Payment-in-kind	934	—	95	1,029
Net change in unrealized appreciation (depreciation)	2,013	35	(154)	1,894
Net realized gains (losses)	(1,715)	—	—	(1,715)
Transfers into/(out) of Level 3(2)	2,233	—	—	2,233
Fair value, end of period	$1,109,245	$3,799	$10,644	$1,123,688

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$1,311	$1	$(154)	$1,158
(1) Includes transactions relating to restructurings.
(2) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

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

	March 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,109,245	Yield Analysis	Discount Rate	8.99%	24.76%	11.26%
Investments in second lien debt	3,799	Yield Analysis	Discount Rate	11.19%	15.35%	12.70%
Investments in other investments:
Other debt	84	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
	417	Income Approach	Discount Rate	14.70%	14.70%	14.70%
Preferred equity	5,683	Income Approach	Discount Rate	9.90%	24.76%	14.51%
	225	Income Approach	Revenue Multiple	7.5x	7.5x	7.5x
Common equity	4,198	Market Approach	EBITDA Multiple	8.05x	18.69x	13.96x
	37	Market Approach	Revenue Multiple	7.58x	9.80x	8.61x
Total investments	$1,123,688

	December 31, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$1,124,207	Yield Analysis	Discount Rate	8.61%	25.09%	10.87%
Investments in second lien debt	5,411	Yield Analysis	Discount Rate	10.80%	16.05%	12.45%
Investments in other investments:
Other debt	57	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
	413	Income Approach	Discount Rate	14.60%	14.60%	14.60%
Preferred equity	4,518	Income Approach	Discount Rate	12.19%	14.90%	13.96%
	225	Market Approach	Revenue Multiple	7.5x	7.5x	7.5x
Common equity	4,230	Market Approach	EBITDA Multiple	8.10x	18.70x	14.12x
	36	Market Approach	Revenue Multiple	7.60x	9.80x	8.82x
Total investments	$1,139,097
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

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Funding Facility	3	$603,073	$603,073	$599,373	$599,373
Total		$603,073	$603,073	$599,373	$599,373
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$603,073	$296,927	$900,000	$599,373	$300,627
Total	$900,000	$603,073	$296,927	$900,000	$599,373	$300,627
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
JPM Funding Facility

On June 3, 2021, Financing SPV entered into an amended and restated loan and security agreement, by and among Financing SPV, as the borrower, the Company, as the parent and as the servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, and JP Morgan Chase Bank, NA (“JPM”), as the administrative agent and arranger, the lenders party thereto, and the issuing banks party thereto (as amended, the “JPM Funding Facility”). Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to Financing SPV in an aggregate principal amount, as of March 31, 2024, of up to $900,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.
The JPM Funding Facility is a revolving funding facility with a reinvestment period ending December 3, 2024 (or upon the occurrence of certain events as specified therein) and a final maturity date of December 3, 2026. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2024, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), SONIA, EURIBOR or CDOR, as applicable, plus a margin of 2.325% prior to the transition date, and 2.475% subsequent to the transition date, as set forth in the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$11,759	$10,879
Facility unused commitment fees	922	1,274
Amortization of deferred financing costs	492	1,067
Total	$13,173	$13,220
Weighted average effective interest rate (excluding unused fees only)	8.14%	7.73%
Weighted average interest rate (excluding financing costs and unused fees)	7.81%	7.04%
Weighted average outstanding balance	$595,724	$618,224

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had $106,641 and $104,627 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of March 31, 2024 and December 31, 2023, the Company had $668,800 and $668,800 in total capital commitments from common stockholders, of which $99,300 and $99,300 were unfunded, respectively.
(8)NET ASSETS
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2024	December 31, 2023
Net distributable earnings (accumulated losses), beginning of period	$(7,118)	$(23,681)
Net investment income after excise taxes	20,892	78,007
Accumulated realized gain (loss)	(1,715)	81
Net unrealized appreciation (depreciation)	1,918	14,373
Distributions to stockholders	(20,750)	(76,053)
Tax reclassifications to equity of holders of Common Stock	—	155
Net distributable earnings (accumulated losses), end of period	$(6,773)	$(7,118)
For the three months ended March 31, 2024 and for the three months ended March 31, 2023, the Company did not issue any shares or call any capital.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024 and March 31, 2023 to the holders of Common Stock:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.76	$20,734
For the Three Months Ended March 31, 2023
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517

During the three months ended March 31, 2024 and March 31, 2023, the Company accrued $16 and $16 of dividends to holders of the Series A Preferred Stock. As of March 31, 2024 and March 31, 2023, $16 and $0, respectively, was unpaid and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities
(9)EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Stock	$21,079	$16,404
Weighted average shares outstanding	27,281,428	25,807,951
Basic and diluted earnings (loss) per common share	$0.77	$0.64
(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data:(1)
Net asset value per share of common stock, beginning of period	$20.60	$19.98
Net investment income (loss)	0.77	0.68
Net unrealized and realized gain (loss)(2)	0.01	(0.04)
Net increase (decrease) in net assets resulting from operations	0.78	0.64
Dividends declared	(0.76)	(0.64)
Total increase (decrease) in net assets	0.02	—
Net asset value per share of common stock, end of period	$20.62	$19.98
Common shares outstanding, end of period	27,281,428	25,807,951
Weighted average common shares outstanding	27,281,428	25,807,951
Total return based on net asset value(3)	3.79%	3.20%
Ratio/Supplemental Data :
Net assets attributable to the holders of Common Stock, end of period	$562,464	$515,598
Ratio of total expenses to average net asset(4)	9.81%	10.84%
Ratio of net investment income to average net assets(4)	14.67%	13.66%
Ratio of total contributed capital to total committed capital, end of period	85.15%	80.67%
Asset coverage ratio(5)	193.19%	183.13%
Portfolio turnover rate	4.00%	2.99%

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per common share plus dividends declared during the period divided by the beginning net asset value per common share.
(4)	Ratios are calculated using the average net assets of the Company attributable to the holders of Common Stock. Amounts are annualized except for organization and offering costs.
(5)
Effective September 25,2020 , in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to September 25, 2020, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 act, was at least 200% after such borrowing.

(11) SUBSEQUENT EVENTS
On May 8, 2024, the Board of Directors declared a distribution equal to an amount up to the Company’s net investment income for the second quarter ending June 30, 2024 per share, payable on or about July 25, 2024 to Common Stock holders of record as of June 28, 2024.

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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current Reports on Form 8-K.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the "Order"), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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

Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser(the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
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
PORTFOLIO, AND INVESTMENT ACTIVITY
Portfolio as of March 31, 2024
As of March 31, 2024, we had investments in 152 portfolio companies across 30 industries. Based on fair value as of March 31, 2024, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors for the applicable interest rate. The weighted average total yield of investments in debt securities at amortized cost was 11.6%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024.
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
The composition of our portfolio is presented below:

	As of
	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,117,801	$1,110,190	98.4%	$1,137,010	$1,127,366	98.4%
Second Lien Debt	8,255	7,583	0.7	9,903	9,191	0.8
Other Investments	11,138	10,644	0.9	9,818	9,479	0.8
Total	$1,137,194	$1,128,417	100.0%	$1,156,731	$1,146,036	100.0%

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2024	March 31, 2023
New investments committed
Gross principal balance(1)	$50,638	$42,434
Less: Syndications	—	—
Net new investments committed	50,638	42,434
Investments, at cost
Investments, beginning of period	1,156,731	1,103,185
New investments purchased	45,613	51,564
Net accretion of discount on investments	1,043	968
Payment-in-kind	1,029	219
Net realized gain (loss) on investments	(1,715)	63
Investments sold or repaid	(65,507)	(32,775)
Investments, end of period	1,137,194	1,123,224
Amount of investments funded, at principal
First lien debt investments	46,237	51,844
Second lien debt investments	—	1,500
Other investments(2)	114	15
Total	46,351	53,359
Amount of investments sold/fully repaid, at principal
First lien debt investments	16,225	25,388
Second lien debt investments	1,950	—
Total	18,175	25,388
Number of new investment commitments in portfolio companies	9	5
Number of investment commitments exited or fully repaid	3	0
Weighted average yield on debt investments, at cost(3)	11.6%	11.2%
Weighted average yield on debt investments, at fair value(3)	11.7%	11.5%
Number of portfolio companies	152	131
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value (4)	—%	0.1%

(1)	Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)	Represents dollar amount of other investments funded.
(3)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)	Less than 0.1%

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$4,361	0.4%	$1,050	0.1%
Risk rating 2	1,107,248	98.1	1,129,981	98.6
Risk rating 3	16,808	1.5	10,900	1.0
Risk rating 4	—	—	4,105	0.3
	$1,128,417	100.0%	$1,146,036	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$34,855	$31,643
Less: Net expenses	13,942	13,975
Net investment income before taxes	20,913	17,668
Less: Excise tax expense	21	23
Net investment income after taxes	20,892	17,645
Net change in unrealized appreciation (depreciation)	1,918	(1,288)
Net realized gain (loss)	(1,715)	63
Net increase (decrease) in net assets resulting from operations	21,095	16,420
Preferred Stock dividend	(16)	(16)
Net increase (decrease) in net assets resulting from operations attributable to holders of Common Stock	$21,079	$16,404
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income	$33,306	$30,971
Payment-in-kind	970	146
Dividend income	163	139
Other income	416	387
Total investment income	$34,855	$31,643
In the table above, total investment income increased from $31,643 for the three months ended March 31, 2023 to $34,855 for the three months ended March 31, 2024. The increases were primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $1,123,224 as of March 31, 2023 to $1,137,194 as of March 31, 2024. Weighted average asset yield of debt investments at cost increased from 11.2% at March 31, 2023 to 11.6% as of March 31, 2024.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Expenses:
Interest and other financing expenses	$13,173	$13,220
Management fees	356	337
Professional fees	343	313
Directors’ fees	52	51
General and other expenses	18	54
Total expenses	$13,942	$13,975
Excise tax expense	$21	$23
Interest Expense and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $13,173 and $13,220 for the three months ended March 31, 2024 and March 31, 2023, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 were 7.81% and 7.04%, respectively. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 were 8.14% and 7.73%, respectively.
Management Fees
Management fees, were $356 and $337 for the three months ended March 31, 2024 and March 31, 2023, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the notes to consolidated financial statements.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and other administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(1,715)	$63
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,918	(1,288)
Net realized and unrealized gains (losses)	$203	$(1,225)
For the three months ended March 31, 2024 net realized losses on our investments was $1,715, which was primarily due to the restructuring of three portfolio companies. For the three months ended March 31, 2023, net realized gain on our investments was $63, driven by the sale of debt investments in our portfolio.

For the three months ended March 31, 2024, net change in unrealized appreciation on our investments of $1,918 was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three months ended March 31, 2023, net change in unrealized depreciation on our investments of $1,288 was primarily driven by the net decrease of valuations of our debt and equity investments in a widening credit spread environment and volatile markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of March 31, 2024, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2024, we had approximately $34.0 million of cash, which taken together with our approximately $296.9 million of availability under the JPM Funding Facility (subject to borrowing base availability), and our approximately $99.3 million of uncalled capital commitments to purchase shares of Common Stock, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $106.6 million.
Equity
As of March 31, 2024, we had received aggregate capital commitments of approximately $668,800. For the three months ended March 31, 2024 and March 31, 2023, the Company did not issue any shares or call any capital.
In accordance with the terms of the subscription agreement, the Adviser extended the Investment Period for an additional one-year period such that the Investment Period will expire on October 9, 2024. In addition, the Adviser exercised its discretion to extend the Company's term, such that the term will expire on October 9, 2028.
Distributions
Common Stock
The following tables summarize our distributions declared and payable to holders of the Common Stock for the three months ended March 31, 2024 and March 31, 2023 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.76	$20,734
For the Three Months Ended March 31, 2023
March 28, 2023	March 28, 2023	April 20, 2023	$0.64	$16,517

Preferred Stock

For the three months ended March 31, 2024 and March 31, 2023 we accrued $16 and $16, respectively, of dividends to holders of the Series A Preferred Stock, respectively.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
JPM Funding Facility	$900,000	$603,073	$296,927	$900,000	$599,373	$300,627
Total	$900,000	$603,073	$296,927	$900,000	$599,373	$300,627

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On May 8, 2024, our Board of Directors declared a distribution equal to an amount up to our net investment income for the second quarter ending June 30, 2024 per share, payable on or about July 25, 2024 to Common Stock holders of record as of June 28, 2024.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with the Consolidated Financial Statements included in this Report and the “Risk Factors” in Part I, Item 1 of this Report, including Note 2 “Summary of Significant Accounting Policies.”

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
Adviser Investment
In conjunction with our incorporation, on September 10, 2020, the Adviser purchased 1,000 shares of our Common Stock at a price per share of $20.00 for an aggregate purchase price of $20. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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
Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors–We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part I, Item 1A. Risk Factors — General Risk Factors— Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2024, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change – Interest Rates	Income	Expense	Income
Up 300 basis points	$34,232	$(18,092)	$16,140
Up 200 basis points	$22,821	$(12,061)	$10,760
Up 100 basis points	$11,411	$(6,031)	$5,380
Up 25 basis points	$2,853	$(1,508)	$1,345
Down 25 basis points	$(2,853)	$1,508	$(1,345)
Down 100 basis points	$(11,411)	$6,031	$(5,380)
Down 200 basis points	$(22,821)	$12,061	$(10,760)
Down 300 basis points	$(34,232)	$18,092	$(16,140)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2024, as part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Corp.

Dated: May 14, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)